Form 10-K
period 2021-12-31
PROCEPT BioRobotics Corp
filed 2022-03-22
CIK 1588978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-04321
___________________________________
PROCEPT BIOROBOTICS CORPORATION
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	3841	26-0199180
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

900 Island Drive Redwood City, CA		94065
(Address of Principal Executive Offices)		(Zip Code)
(650) 232-7200
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value per share	PRCT	Nasdaq Global Market
Securities registered pursuant to section 12(g) of the Act:

Common Shares
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on The NASDAQ Global Market on September 14, 2021.
The registrant had outstanding 43,988,574 shares of common stock as of March 17, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2021.

__________________
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” "can," “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical facts contained in this Annual Report, including without limitation statements regarding our business model and strategic plans for our products, technologies and business, including our implementation thereof, the impact on our business, financial condition and results of operations from the ongoing and global COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, the timing of and our ability to obtain and maintain regulatory approvals, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the commercial success and market acceptance of our products, the sufficiency of our cash and cash equivalents, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.
The forward-looking statements in this Annual Report are only predictions and are based largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of known and unknown risks, uncertainties, and assumptions, including those described under the sections in this Annual Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon these forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. We intend the forward-looking statements contained in this Annual Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I. Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
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
•We may need additional funding to finance our planned operations, and may not be able to raise capital when needed, which could force us to delay, reduce or eliminate one or more of our product development programs and future commercialization efforts.
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
•The market price of our common stock may be volatile or may decline steeply or suddenly regardless of our operating performance, which could result in substantial losses for purchasers of our common stock, and we may not be able to meet investor or analyst expectations.
•Future securities issuances could result in significant dilution to our stockholders and impair the market price of our common stock.
•If we are not able to maintain adequate internal control over financial reporting, or if we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the trading price of our common stock could decline.

Part I
Item 1. Business
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. The AquaBeam Robotic System employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We designed our AquaBeam Robotic System to enable consistent and reproducible BPH surgery outcomes. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that are independent of prostate size and shape or surgeon experience. We have developed a significant and growing body of clinical evidence, which includes nine clinical studies and over 100 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of December 31, 2021, we had an install base of 130 AquaBeam Robotic Systems globally, including 78 in the United States.
BPH refers to the non-malignant enlargement of the prostate gland, a small gland in the male reproductive system. The main role of the prostate is to produce the fluid that protects and gives nutrients to sperm. The prostate sits underneath the bladder and surrounds the top part of the urethra, which carries urine from the bladder.
As the prostate enlarges, the gland presses against the urethra, which may obstruct or restrict the flow of urine from the bladder and result in uncomfortable LUTS, such as urgency, frequency, urinary retention, straining to urinate and a weak urinary stream. Without treatment, prolonged obstruction may eventually lead to acute urinary retention, urinary tract infections or renal insufficiency.
In the United States it is estimated that approximately 40 million men are impacted by BPH, with aging demographics expected to drive future growth. Over the next ten years, it is expected that the number of men over 65 years old in the United States will double and include a corresponding increase in the number of men with enlarged prostates. Of these men, approximately 12 million are being managed by a physician for symptoms related to their disease. Our total addressable patient population in the United States includes approximately 8.2 million patients, comprising 6.7 million receiving drug therapy, 1.1 million who have tried but failed drug therapy and 400,000 undergoing surgical intervention each year. Based on the average selling price of our single-use handpiece, we estimate that our total addressable market opportunity is in excess of $20 billion in the United States. The global incidence of BPH among men over 50 years old is similar to that of the United States, representing a significant incremental market opportunity outside of the United States.
The main goal of BPH treatment is to alleviate the symptoms associated with the disease and improve the patient’s quality of life. While drug therapy is typically a first line treatment option, limited efficacy and negative side effects contribute to low compliance and high failure rates and drop outs. On the other hand, surgical intervention is proven to provide effective and durable symptom relief compared to drug therapy, but the use of surgery is significantly underpenetrated, largely due to the compromise patients must make between the incidence of irreversible side effects associated with alternative resective surgical interventions, where obstructive tissue is removed at the time of intervention, or the lower rates of efficacy and durability associated with non-resective surgical interventions, where obstructive tissue is not removed, but rather the prostatic urethra is re-shaped. In addition, most alternative surgical interventions are limited by prostate size and shape, with no single procedure capable of effectively addressing the full range of prostate anatomies regardless of surgeon experience level.
We began developing our proprietary AquaBeam Robotic System in 2009 to address many of the shortcomings of alternative surgical interventions by delivering our Aquablation therapy, the first and only image-guided robotic therapy for the treatment of BPH. The AquaBeam Robotic System combines real-time image guidance, personalized treatment planning, automated robotic execution and heat-free waterjet ablation. We believe our Aquablation therapy addresses the compromise between safety and efficacy of alternative surgical interventions, providing the following unique combination of benefits:
•Significant and durable symptom relief. Given obstructive prostate tissue is removed during the procedure, Aquablation therapy has demonstrated significant and long-lasting levels of symptom relief similar to those of alternative resective procedures. In our U.S. pivotal trial, Waterjet Ablation Therapy for Endoscopic Resection of prostate tissue, or the WATER study, Aquablation therapy demonstrated superior safety and non-inferior efficacy results compared to transurethral resection of the prostate, or TURP, the historical standard of care for the surgical treatment of BPH. In the WATER and WATER II studies, surgical retreatment rates were only 5.2% at five years and 3.0% at four years, respectively. In the OPEN WATER study, there were no surgical retreatments at one year. The retreatment rates in the WATER and WATER II studies compare favorably to surgical retreatment rates observed for alternative treatments for BPH. One study published in the BJU International Journal reported on 52,748 men undergoing TURP or PVP with an approximated three-year freedom from surgical retreatment of 92% and 89%, respectively. A second study published in the Journal of Urology reported on 43,041 men undergoing TURP, PVP, enucleation, or open simple prostatectomy with an approximated three-year freedom from surgical retreatment of 93%, 89%, 94%, and 96%, respectively.
•Favorable safety profile. Aquablation therapy has demonstrated low rates of irreversible complications, including urinary incontinence, erectile dysfunction and ejaculatory dysfunction, compared to published rates observed for other resective surgeries. In our WATER study, patients who underwent Aquablation therapy maintained a higher level of sexual function compared to those who underwent TURP.
•Outcomes independent of prostate size and shape and surgeon experience. We designed Aquablation therapy to deliver outcomes that are effective, safe and durable for males suffering from LUTS due to BPH across all prostate sizes and shapes. Our WATER, WATER II and OPEN WATER studies enrolled men with prostate sizes between 20 ml and 150 ml; however, in the commercial setting, we have successfully treated men with prostate sizes over 300 ml. Additionally, in the WATER and WATER II studies, 50% and 83% of men, respectively, had an obstructive median lobe, and the average prostate size in each study was 54 ml and 107 ml, respectively. Compared to other resective procedures, we believe Aquablation therapy is relatively simple to learn, enabled by the intuitive user interface of the conformal planning unit, or CPU, and automated robotic resection, and delivers outcomes that are independent of surgeon experience.
•Personalized treatment planning and improved decision-making. Aquablation therapy combines cystoscopic visualization, which uses a camera attached to a hollow tube, along with ultrasound imaging and advanced planning software to provide the surgeon with a multidimensional view of the treatment area and enable personalized treatment planning for the patient’s unique anatomy, improved decision-making and real-time monitoring during the procedure.
•Targeted and controlled resection with consistent resection times. Aquablation therapy utilizes automated robotic resection to remove prostate tissue using a precise, heat-free waterjet. These features enable targeted and controlled tissue removal with rapid resection times that are highly consistent across prostate sizes and shapes and surgeon experience.
We have developed a significant and growing body of clinical data that demonstrate the efficacy, safety and durability of Aquablation therapy, independent of prostate size and shape and surgeon experience. Our robust body of clinical evidence includes nine clinical studies and more than 100 peer-reviewed publications. Our WATER study is the only FDA pivotal study randomized against TURP. In this study, Aquablation therapy demonstrated superior safety and non-inferior efficacy compared to TURP across prostate sizes between 30 ml and 80 ml, and superior efficacy in a subset of patients with prostates larger than 50 ml. We have established strong relationships with KOLs within the urology community and collaborated with key urological societies in global markets. This support has been instrumental in facilitating broader acceptance and adoption of Aquablation therapy. We believe that as a result of our strong KOL network and our compelling clinical evidence, Aquablation therapy has been added to clinical guidelines of various professional associations, including the American Urological Association, or AUA.
In the United States, we sell our products to hospitals. These customers in turn bill various third-party payors, such as commercial payors and government agencies, for reimbursement for the procedures using our products. Effective in 2021, all local Medicare Administrative Contractors, or MACs, which represent 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states so long as such beneficiaries meet certain clinical criteria set forth in the local coverage determination. We believe that our strong body of clinical evidence and support from key societies, supplemented by the momentum from Medicare coverage, have led to favorable coverage decisions from several large commercial payors, including Anthem, Cigna, Humana, Health Care Service Corporation, BlueCross – Massachusetts, Emblem Health, and CareFirst. We plan to leverage these recent successes in our active discussions with commercial payors to establish additional positive national and regional coverage policies, although we cannot provide any assurances that we will be successful in doing so. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and improve payment which we believe will expand patient access to Aquablation therapy.
We primarily sell our products through our direct sales organization in the United States, which targets urologists across the United States, who we believe represent the primary physician specialty managing the care of patients with BPH. We are initially targeting 860 high-volume hospitals that perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. We estimate that approximately 50% of BPH patients who are on drug therapy as well as 50% who have failed drug therapy are under the care of a urologist, equating to approximately 3.9 million men. We believe we can reach these patients by continuing to educate our network of urologists of the clinical benefits of Aquablation therapy, provide comprehensive training programs and deepen our relationships with key urologists and various medical societies. Outside the United States, we sell our products using both our direct sales organization and, in certain regions, our network of distribution partners.
We generated revenue of $34.5 million and $7.7 million for the years ended December 31, 2021 and 2020, respectively, and incurred a net loss of $59.9 million and $53.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $261.5 million.
Our Success Factors
We believe the continued growth of our company will be driven by the following success factors:
•First and only image-guided, heat-free robotic therapy for BPH that addresses the compromise between safety and efficacy of alternative surgical interventions. We have developed the AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive BPH surgery. The AquaBeam Robotic System delivers our Aquablation therapy, the first and only image-guided, heat-free robotic therapy for the treatment of BPH. Aquablation therapy combines real-time, multidimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We believe that alternative surgical interventions for BPH have a number of shortcomings which require patients to compromise between safety and efficacy, either providing significant symptom relief but with a heightened risk of irreversible complications or a lower risk of complications but with significantly less symptom relief. We believe Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing this compromise.
•Large, growing and underpenetrated market opportunity. BPH is the number one reason men visit a urologist and we estimate that approximately 40 million men in the United States alone are impacted by BPH, with aging demographics expected to drive future growth. Of these men, approximately 12 million are being managed by a physician for symptoms related to their disease. While drug therapy is typically a first-line treatment option, limited efficacy and negative side effects, including neurologic, ophthalmic and sexual complications, contribute to low compliance and high failure rates, often as high as 30%. On the other hand, surgical intervention is proven to provide effective and durable symptom relief compared to drug therapy, but the use of surgery is significantly underpenetrated, largely due to the compromise and limitations associated with alternative surgical interventions. Our total addressable patient population in the United States includes approximately 8.2 million patients, comprised of 6.7 million who are receiving drug therapy, 1.1 million who have tried but failed drug therapy and 400,000 who are undergoing surgical intervention each year. Based on the average selling price of our single-use handpiece, we estimate that our total U.S. addressable market opportunity is in excess of $20 billion. The global incidence of BPH among men over 50 years old is similar to that of the United States, representing a significant incremental market opportunity outside of the United States.
•Significant and growing body of clinical evidence and strong support from key opinion leaders, or KOLs, resulting in the inclusion of Aquablation therapy into societal guidelines and rapid expansion of positive reimbursement coverage policies. We have developed a significant and growing body of clinical data that demonstrates the efficacy, safety and durability of Aquablation therapy, consistent across all prostate sizes and shapes and independent of surgeon experience. Our robust clinical evidence includes nine clinical studies that we sponsored and enrolled between 2013 and 2018, as well as more than 100 peer-reviewed publications. Our employees participated in protocol design, data management, monitoring, and statistical analysis in all nine clinical studies and results were provided to authors for publication upon request. Our WATER study is the only FDA pivotal study randomized against TURP, which is the historical standard of care for the surgical treatment of BPH. In this study, Aquablation therapy demonstrated superior safety and non-inferior efficacy results compared to TURP across prostate sizes between 30 ml and 80 ml, and superior efficacy results in a subset of patients with prostates larger than 50 ml. We have established strong relationships with KOLs within the urology community and collaborated with key urological societies in global markets. This support has been instrumental in facilitating broader acceptance and adoption of Aquablation therapy. As a result of our strong KOL network and our compelling clinical evidence, Aquablation therapy has been added to clinical guidelines of various professional associations, including the American Urological Association, European Association of Urology, Canadian Urological Association, and National Institute for Health and Care Excellence; has achieved favorable coverage determinations from MACs; and has been designated by the Centers for Medicare and Medicaid Services, or CMS, as demonstrating substantial clinical improvement over alternative surgical interventions and granted transitional pass-through payment status, effective January 1, 2020 through December 31, 2022. We believe our compelling clinical evidence, strong KOL relationships and engagement with global urological societies will continue to play an important role in growing awareness and increasing adoption of Aquablation therapy.
•Compelling value proposition and benefits to hospitals, surgeons and patients. We designed our AquaBeam Robotic System to enable consistent and reproducible BPH surgery outcomes that are independent of surgeon experience and require minimal training. In addition, we believe the differentiated features of Aquablation therapy allow for improved predictability of outcomes and, as such, increase surgeon confidence in recommending surgical intervention to their patients. Given its ability to treat prostate sizes of all shapes and sizes, Aquablation therapy enables hospitals to consolidate the surgical treatment of BPH in a single therapy. We also believe that hospital administrators will be able to leverage the differentiation of Aquablation therapy as a marketing tool to attract skilled surgeons and patients to their hospital system. Furthermore, the AquaBeam Robotic System is highly mobile and compact, requiring no retrofitting of the operating room, and we believe is competitively priced compared to other robotic systems and capital equipment devices, both factors which we believe remove adoption hurdles for hospital customers and allow for a more streamlined hospital sales cycle. For patients, Aquablation therapy offers significant and durable symptom relief with an attractive safety profile. We believe these benefits will continue to support the adoption of Aquablation therapy by hospitals and surgeons.
•Recurring revenue model. We generate revenue primarily from hospitals making capital purchases of our AquaBeam Robotic System and purchasing our single-use handpieces for individual patient use. We also generate revenue by providing post-warranty service for the AquaBeam Robotic System. We believe our business model of selling capital equipment that generates corresponding disposables utilization and post-warranty service contracts provides a path to predictable, recurring revenue.
•Broad research and development capabilities and a robust intellectual property portfolio. We have invested in establishing strong research and development capabilities for over a decade, including in surgical robotics and imaging-enabled surgery as well as integrating hardware and software to create an exceptional user and patient experience. We believe our focus on this experience will allow us to continue to bring new upgrades, capabilities and products to market, allowing us to innovate and maintain our competitive positioning. We have a broad patent portfolio, including 112 issued patents and 91 pending patent applications as of December 31, 2021. We believe our intellectual property and know-how present a significant barrier to entry for our competitors.
•Proven leadership team and board members with deep industry experience. We are led by a highly experienced management team and board with a successful track record of building businesses by identifying and providing solutions for underserved markets in the medical device industry. Our team has successfully led and managed dynamic growth phases in organizations and commercialized products in markets with established incumbents by addressing the unmet needs of the physicians and patients they serve. Our senior management team has an average of over 18 years of experience in the medical device industry across both public and private companies.
Our Growth Strategies
Our mission is to establish Aquablation therapy as the surgical standard of care for BPH. The key elements of our growth strategy are:
•Grow our installed base of AquaBeam Robotic Systems by driving adoption of Aquablation therapy among urologists. In the United States, we are initially focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We estimate that approximately 290,000 of the 400,000 annual BPH surgeries are resective procedures performed across approximately 2,700 hospitals. We are initially targeting 860 high-volume hospitals that we estimate perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. To penetrate these hospitals, we will continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. We also intend to increase awareness of Aquablation therapy by continuing to publish clinical data in various industry and scientific journals, present our clinical data at various industry conferences and sponsor peer-to-peer education programs and proctorships. Over time, we will gradually expand our focus to also include mid- and low-volume hospitals.
•Increase system utilization by establishing Aquablation therapy as the surgical treatment of choice for BPH. Once we place a system within a hospital, our objective is to establish Aquablation therapy as the surgical treatment of choice for BPH. Within each hospital, we are initially focused on targeting urologists who perform medium-to-high volumes of resective procedures and converting their resective cases to Aquablation therapy. To accomplish this, we will continue expanding our team of highly trained Aquablation representatives and clinical specialists, who are focused on driving system utilization within the hospital, providing education and training support and ensuring excellent user experiences. As urologists gain experience with Aquablation therapy, we will leverage their experiences to capture more surgical volumes and establish Aquablation therapy as the surgical standard of care. Over time, we intend to leverage our relationships with urologists to drive utilization of Aquablation therapy beyond the current surgical market. We estimate that approximately 50% of BPH patients who are on drug therapy as well as 50% who have failed drug therapy are under the care of a urologist, equating to approximately 3.9 million men. We believe we can reach these patients by continuing to educate our network of urologists of the clinical benefits of Aquablation therapy, provide comprehensive training programs and deepen our relationships with key urologists and various medical societies. Furthermore, we believe that additional coverage by private payors will continue to drive increased utilization.
•Continue to broaden private payor coverage. Since the addition of Aquablation therapy to AUA clinical guidelines in May 2019, we have significantly grown coverage for Aquablation therapy in the United States. Effective in 2021, all local MACs, which represent 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states so long as such beneficiaries meet certain clinical criteria set forth in the local coverage determinations. We believe that these favorable coverage decisions have been a catalyst for hospital adoption of our AquaBeam Robotic System. Our strong body of clinical evidence and support from key societies, supplemented by the momentum from Medicare coverage, have led to favorable coverage decisions from several large private payors, including Anthem, Cigna, Humana, Health Care Service Corporation, BlueCross – Massachusetts, Emblem Health, and CareFirst. We plan to leverage these recent successes in our active discussions with private payors to establish additional positive national and regional coverage policies. We believe that additional private payor coverage will contribute to increasing utilization of our system over time. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and further improve patient access to Aquablation therapy.
•Build upon our strong base of clinical evidence. We are committed to continuing to build upon our foundation of clinical evidence, which we believe will help drive increased awareness and adoption of our products. For example, we are continuing to follow patients in our WATER and WATER II studies to collect five-year clinical outcomes as well as conducting sub-group analyses across our base of clinical data that we believe will further define the role of Aquablation therapy across patient populations. We also plan to further build our base of clinical evidence by supporting new clinical studies intended to support commercial, regulatory and reimbursement efforts. For example, we are supporting an investigator-initiated clinical study, called WATER III, which will be a randomized controlled trial evaluating Aquablation therapy against laser enucleation in treating BPH patients with large prostate sizes.
•Invest in research and development to drive continuous improvements and innovation. We are currently developing additional and next generation technologies to support and improve Aquablation therapy to further satisfy the evolving needs of surgeons and their patients as well as to further enhance the usability and scalability of the AquaBeam Robotic System. We also plan to leverage our treatment data and software development capabilities to integrate artificial intelligence and machine-learning to enable computer-assisted anatomy recognition and improved treatment planning and personalization. In the future, we may evaluate the application of the AquaBeam Robotic System in new urologic conditions beyond BPH.
•Drive increased awareness of Aquablation therapy beyond the urology community. As we expand our network of urologists and grow our installed base, we intend to increase awareness and brand recognition of Aquablation therapy beyond urologists, primarily among primary care physicians who manage BPH patients. We estimate that approximately 3.9 million men, including approximately 3.3 million patients who are on drug therapy and 600,000 who have failed drug therapy, are under the care of a primary care physician. To achieve this objective, we will invest in marketing initiatives directed at primary care physicians in order to expand networks for BPH patients to visit a urologist. Once we have established a broader installed base of systems, we may seek to further increase patient awareness through various direct-to-patient marketing initiatives.

•Further penetrate and expand into existing and new international markets. We plan to establish and strengthen our presence internationally. While the United States remains our primary focus in the near-term, we are growing our existing presence in the large European markets, including Germany, France, Italy, Spain and the United Kingdom, by continuing to promote the clinical benefits of Aquablation therapy, supporting investments in clinical studies to improve coverage and reimbursement and fostering relationships with KOLs. In addition, we intend to expand our reach to selected new markets in the Asia-Pacific region over time. We plan to strategically invest in new markets based on our assessment of market size and opportunity and prospects for compelling reimbursement.
Market Overview
Our Addressable Market Opportunity in BPH
In the United States, BPH is the number one reason men visit a urologist. BPH is estimated to occur in more than 50% of men in their 50s, growing to 70% of men in their 60s, and is the fourth most common diagnosed disease in men above 50 years old, ranking behind coronary artery disease, hypertension and type 2 diabetes. BPH often results in uncomfortable LUTS, which can have a significant impact on quality of life. If left untreated, BPH may eventually lead to more serious complications.
In the United States, we estimate that approximately 40 million men are impacted by symptoms of BPH, with aging demographics expected to drive future growth. Over the next ten years, we expect that the number of men over 65 years old in the United States will double and include a corresponding increase in the number of men with enlarged prostates. Of these men, approximately 12 million are being managed by a physician for symptoms related to their disease. While drug therapy is typically a first line treatment option, limited efficacy and negative side effects contribute to low patient compliance, high failure rates and drop outs. On the other hand, surgical intervention is proven to provide effective and durable symptom relief compared to drug therapy, but the use of surgery is significantly underpenetrated, largely due to the compromise patients must make between (1) the incidence of irreversible side effects associated with current resective surgical interventions, or (2) the lower rates of efficacy and durability associated with non-resective surgical interventions. Our total addressable patient population in the United States includes approximately 8.2 million patients, comprised of 6.7 million receiving drug therapy, 1.1 million who have tried but failed drug therapy and 400,000 undergoing surgical intervention each year. Based on the average selling price of our single-use handpiece, we estimate that our total addressable market opportunity is in excess of $20 billion in the United States. The global incidence of BPH among men over 50 years old is similar to that of the United States, representing a significant incremental market opportunity outside of the United States.
Overview of the Prostate
The prostate is a small gland in the male reproductive system. The main role of the prostate is to produce the fluid that protects and gives nutrients to sperm. The prostate sits underneath the bladder and surrounds the top part of the urethra, which carries urine from the bladder.

Overview of the Prostate and Surrounding Structures
The prostate is approximately the size of a walnut in men younger than 30 years old; as men age, the prostate grows larger. At puberty, testosterone levels in boys start to increase and the prostate grows to about eight times its size. The prostate continues to grow, doubling in size between the ages of 21 and 50 years, and almost doubles again in size between the ages of 50 and 80 years. Prostate size is generally measured in volume using milliliters, or ml.
BPH Disease Overview and Diagnosis
BPH refers to the non-malignant enlargement of the prostate gland. As the prostate enlarges, the gland presses against the urethra, which may obstruct or restrict the flow of urine from the bladder and result in uncomfortable LUTS, such as urgency, frequency, urinary retention, straining to urinate and a weak urinary stream. Without treatment, prolonged obstruction may eventually lead to acute urinary retention, urinary tract infections or renal insufficiency. An enlarged prostate can range between roughly 30 ml to above 300 ml. As prostates increase in size so does the complexity of shape where the obstructive tissue will grow back into the bladder (called an intravesical component).

Normal Prostate versus Enlarged Prostate

While some BPH patients are asymptomatic, most will experience symptoms, which generally become more bothersome with age. According to the AUA guidelines, it is estimated that 90% of men between the ages of 45 and 80 will experience LUTS, and 50% of them will experience moderate-to-severe symptoms by the time they are 85 years old, which we believe are predominantly caused by BPH. Furthermore, 50% of men between the ages of 51-60 have pathological BPH. Symptoms associated with BPH can have a significant impact on a patient’s quality of life, including inability to sleep through the night, limiting activities due to proximity to the bathroom, impact on relationships, professional life and social activities, ongoing embarrassment and frustration and impact on sexual function. According to our internal marketing survey, 99% of men diagnosed with BPH say symptoms impact their quality of life.
Clinical diagnosis of BPH typically involves a number of tests that are used to assess the degree of LUTS and determine whether the symptoms are caused by BPH or another condition. A symptom score index utilizes standardized questionnaires to quantify a patient’s degree of LUTS. One of the most common scoring systems is the International Prostate Symptom Score, or IPSS. Using this scoring system, LUTS are classified as either mild, moderate or severe. The IPSS questionnaire is a key tool used to evaluate treatment options and assess treatment success. Other commonly used tests include a digital rectal exam, urine sample tests, imaging scans, blood tests and uroflowmetry tests, which measure the strength and amount of urine flow during urination. Patients suffering from symptoms of BPH are typically first seen by a primary care physician, who may diagnose and manage the patient, or refer the patient to a urologist. A urologist is a physician who specializes in diseases of the urinary tract in both males and females as well as the male reproductive system. Urologists are trained to perform surgery for various types of urologic conditions, including BPH.

BPH Treatment Options
The main goal of BPH treatment is to alleviate the symptoms associated with the disease and improve the patient’s quality of life. As such, a patient’s recommended course of treatment is largely based on the patient’s degree of symptoms, typically measured using validated scoring systems such as IPSS. Patients with mild symptoms who have not developed other complications of BPH may choose watchful waiting, meaning that before proceeding with active treatment, the physician and patient wait to see if symptoms get worse or if new symptoms develop. Patients who choose this approach are generally advised to implement lifestyle changes and return for yearly visits with their physician to determine if symptoms are changing. For most men, the prostate will continue to grow and symptoms will worsen. As symptoms become more bothersome, active treatment may be recommended. The two primary categories of active treatment for BPH are drug therapy and surgical intervention.
Drug Therapy
Drug therapy is often the first step in actively treating mild-to-moderate symptoms of BPH. While there is no pharmacological cure for BPH, drugs may be used to manage symptoms. Available drugs address symptoms by either shrinking (5-alpha reductase inhibitors) the prostate or relaxing (alpha blockers) muscles surrounding the prostate. In some instances, patients may be prescribed a combination of both medications. Most men with BPH who start drug therapy will need to continue it indefinitely in order to relieve symptoms, unless they choose to undergo surgical intervention. While drug therapy can provide relief for some men, two out of three patients are not satisfied with the effectiveness of their medication. In general, drug therapy provides IPSS reduction of approximately five points and flow improvement of up to 2.5 ml per second. Drug therapy is also often associated with negative side effects, including headaches, dizziness, nausea, erectile dysfunction, ejaculatory dysfunction, loss of libido, cardiac failure and dementia. These side effects often contribute to poor treatment compliance, with drug therapy failing in up to 30% of men within two years. Furthermore, drug therapy may be costly, particularly in light of limited symptom relief. For example, a recent study has shown that payor costs for branded combination drug therapy over a two-year period was the least cost-effective of all treatment options included in the study, as drug therapy requires extended use and yields the least symptom relief.
Surgical Intervention
Surgical intervention is recommended for patients who have failed or are unwilling to consider drug therapy, or are suffering from complications due to their BPH. Although more invasive than drug therapy, surgical intervention generally provides more significant, longer-lasting symptom relief. We estimate that approximately 400,000 BPH surgeries were performed in the United States in 2019, growing at a compounded annual growth rate, or CAGR, of 11% since 2016. We believe that growth in the use of surgical intervention over the past several years is due to the introduction of new technologies that better balance the compromise between efficacy and safety as well as growing awareness of surgical intervention as an effective way to manage BPH symptoms compared to drug therapy.
There are two categories of surgical intervention, resective, where obstructive tissue is removed at the time of intervention, and non-resective, where obstructive tissue is not removed, but rather the prostatic urethra is re-shaped.
Resective Procedures. In resective surgery, tissue is removed during the procedure. Resective prostate procedures generally provide more significant and longer-lasting symptom relief than non-resective procedures, but may result in a higher incidence of irreversible complications, including urinary incontinence, erectile dysfunction and ejaculatory dysfunction. Resective procedures generally provide IPSS reduction of approximately 15 points. These procedures are typically performed in the hospital or outpatient surgery center under general or spinal anesthesia. In 2019, approximately 290,000 resective surgeries were performed in the United States, accounting for over 70% of all BPH surgeries.
Resective surgeries may be performed endoscopically, allowing the procedure to be completed through a tubular instrument, or via an open or a laparoscopic procedure, called a simple prostatectomy.
Endoscopic procedures access the prostate through the urethra, so no incisions are made in the patient’s abdomen. These procedures typically use heat-based technologies to resect prostate tissue, utilizing a single camera called a cystoscope that provides limited visualization of the anatomy during the procedure. Common alternative endoscopic resective procedures include:
•Transurethral Resection of the Prostate. TURP is a resective procedure which uses electrocautery to cut and remove prostate tissue. Despite being used for almost a century, this procedure is still the most frequently performed resective surgery and is considered the historical standard of care for the surgical treatment of BPH for prostates less than 80 ml. In 2019, approximately 135,000 TURP procedures were performed in the United States.

•Photoselective Vaporization of the Prostate, or PVP. PVP is a transurethral form of treatment that utilizes a laser fiber to vaporize prostate tissue sequentially outwards until the surgeon creates a sufficient cavity through which the patient may now void. PVP is generally used in patients with small- to average-sized prostates and can be used in patients who are at high risk of bleeding complications. In 2019, approximately 80,000 PVP procedures were performed in the United States.
•Laser Enucleation of the Prostate. Laser enucleation utilizes a surgical laser to manually resect prostate tissue through the urethra. This procedure allows the surgeon to follow anatomic planes to separate entire lobes of the prostate. In general, separated prostate lobes are then pushed into the bladder and suctioned out via a special tool. Laser enucleation is prostate size-independent; however, this procedure is more commonly used in larger prostates, and adoption has been limited due to the high degree of skill and experience required. In 2019, approximately 30,000 enucleation procedures were performed in the United States.
A simple prostatectomy is an invasive, open procedure that requires one or more incisions to be made in the patient’s abdomen to access and remove part or all of the prostate. This procedure is typically a last resort treatment for BPH in patients with very large prostates or those patients with severe complications due to BPH. This surgery may be done manually, or with the assistance of a robot, but in either case is a procedure that requires a high degree of surgeon skill. In 2019, approximately 25,000 prostatectomy procedures were performed for the treatment of BPH in the United States.
Non-Resective Procedures. In non-resective procedures, prostate tissue is not removed at the time of surgery. By not removing tissue, symptom relief is generally less significant and durable compared to resective procedures. Non-resective procedures generally provide IPSS reduction of approximately ten points. The two most common commercially available non-resective procedures are prostatic urethral lift, or PUL, and water vapor therapy. PUL uses permanent implants of nitinol and stainless steel placed transurethrally to pin back and compress obstructing prostate tissue, thus creating a channel for improved urinary flow. Water vapor therapy utilizes principles of convection by transurethrally delivering water vapor into obstructing prostate tissue, which results in cell death and reduction of prostate volume over a period of three to six months. Non-resective procedures are generally approved for small- to average-sized prostates. In 2019, approximately 105,000 non-resective surgeries were performed in the United States.
Limitations of Alternative Surgical Interventions
Two factors that surgeons and patients commonly consider when evaluating surgical intervention are efficacy and safety. Efficacy is generally measured by symptom relief as well as durability of relief, and safety by the occurrence of irreversible complications such as urinary incontinence, erectile dysfunction and ejaculatory dysfunction. We believe that alternative surgical interventions for BPH require patients to compromise between efficacy and safety. Alternative interventions either provide significant symptom relief with a heightened risk of irreversible complications or a lower risk of complications with significantly less symptom relief. In addition, most alternative surgical interventions are limited by prostate size and shape, with no single procedure capable of effectively addressing the full range of prostate anatomies regardless of surgeon experience level. We believe that the compromise and limitations associated with alternative surgical interventions have contributed to the relatively low penetration rate of surgical intervention.
Limitations of Endoscopic Resective Procedures. While endoscopic resective surgeries such as TURP and laser-based procedures may provide BPH patients with durable symptom relief, these procedures have a number of limitations, including:
•High rates of irreversible complications. Irreversible complications are a common side effect of endoscopic resective procedures. Published studies have shown rates of erectile dysfunction as high as 14%, 20% and 8%, ejaculatory dysfunction as high as 89%, 50% and 77%, and incontinence as high as 2%, 2%, and 33% for TURP, PVP and laser enucleation, respectively. We believe the high rates of irreversible complications are in large part due to these technologies utilizing heat to remove prostate tissue, which may lead to unintended thermal damage to critical parts of the anatomy. Furthermore, minimal intraoperative visualization, which is generally limited to a cystoscope, provides limited visibility of the prostate and makes it difficult for the surgeon to see and preserve critical parts of the prostate during tissue resection. This results in highly variable depth of tissue penetration, damage to tissue which may extend deeper than cavity created, a potential for unintended prostate capsule perforation, potential damage to nerve bundle responsible for erectile function, and delayed healing of prostatic urethra.
•Prostate size limitations. While TURP is considered the standard of care for surgical treatment of BPH, it is generally reserved for small- to average-sized prostates below 80 ml given the length and manual nature of the procedure. For laser-based therapies, PVP is also most commonly used for small- to average-sized prostates, while laser enucleation is generally reserved for treating patients with larger prostates.
•Experience dependent outcomes and long learning curves. Endoscopic resective procedures rely on manual resection of the prostate, with clinical outcomes often highly dependent on the surgeon’s experience level. For example, a study of a large number of patients undergoing TURP found that the rate of reoperation was 1.2-fold higher in men treated by surgeons who had performed 172 or fewer TURP procedures versus surgeons that had performed more than 402 TURP procedures. In addition, a study of 200 procedures by a surgeon performing PVP showed that the surgeon required at least 120 procedures to achieve optimal clinical outcomes. Furthermore, a study of surgeons learning to perform laser enucleation demonstrated that one-third of the surgeons failed to complete the training program.
•Inconsistent and lengthy resection times. Endoscopic resective procedures require manual resection of prostate tissue performed under limited visualization. This manual process contributes to highly inconsistent and lengthy resection times that are strongly correlated with prostate size.
Limitations of a Simple Prostatectomy. While a simple prostatectomy typically provides maximum symptom relief by removing part or all of the prostate gland, this procedure is generally considered a treatment of last resort reserved for patients with large prostates. Limitations of a simple prostatectomy include:
•Surgical safety concerns. Even when performed robotically, a simple prostatectomy still requires incisions to be made in the patient’s abdomen in order to access the prostate gland. Bleeding events are a key risk in these types of procedures, with transfusion rates as high as 25%.
•High rates of irreversible complications. Similar to endoscopic resective procedures, open procedures commonly result in high rates of irreversible complications, with studies showing erectile, ejaculatory dysfunction, and incontinence rates as high as 2-3%, 90% and 8%, respectively.
•Long hospital stay and recovery time. Given the invasiveness of open procedures, long hospital stays and post-procedure recovery are common. In addition, patients typically stay in the hospital for an average of five days after surgery and have long recovery times.
Limitations of Non-Resective Procedures. While non-resective procedures are associated with favorable safety profiles and limited impact on sexual function, these procedures generally deliver lower and less durable symptom relief than resective procedures. Limitations of non-resective procedures include:
•Limited symptom relief and durability. By not removing obstructive prostate tissue, non-resective procedures generally results in less significant and durable symptom relief compared to resective procedures. In addition, since prostate tissue continues to grow over time, durability of symptom relief is typically less favorable in non-resective procedures, with higher rates of patients needing to undergo surgical retreatment or go back on drugs. For example, five-year surgical retreatment rates for PUL and water vapor therapy were 13.6% and 4.4%, respectively. In addition, the rates of PUL and water vapor therapy patients back on drug therapy at five years were 10.7% and 11.1%, respectively. Furthermore, since PUL requires the use of a permanent implant, there is risk of post-operative complications due to the implant which may require implant removal, with a published five-year rate of implant removal of 9.3%.
•Limited intraoperative visualization. Similar to endoscopic resective procedures, the surgeon’s view of the prostate in endoscopic non-resective procedures is limited to a cystoscope that provides minimal visibility of the prostate.
•Prostate size and shape limitations. Both PUL and water vapor therapy are generally used for small- to average-sized prostates. Unlike any of the resective procedures, both of these procedures are specifically limited by the FDA for use in certain prostate sizes. The mean prostate volumes for PUL and water vapor therapy were 45 ml and 46 ml, respectively, in their respective U.S. pivotal, prospective, randomized clinical trials. In addition, the use of these procedures may be limited for certain complex prostate shapes.
Our Solution
We have developed the AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive urologic surgery. Our proprietary AquaBeam Robotic System delivers our Aquablation therapy, the first and only image-guided robotic therapy for the treatment of BPH. We market the AquaBeam Robotic System in the

United States pursuant to FDA 510(k) clearance that we received in March 2021. The most common side effects observed for Aquablation therapy are mild and transient and may include mild pain or difficulty when urinating, discomfort in the pelvis, blood in the urine, inability to empty the bladder or a frequent or urgent need to urinate, and bladder or urinary tract infection. During our clinical studies, we documented a rate of incontinence between 0%-2%, ejaculatory dysfunction between 6.9%-24.6%, and a peri-operative transfusion rate between 0.9%-5.9%. Since then, a number of publications have reported on transfusion rates. A key study published in April 2021 of 2,089 men undergoing Aquablation therapy with prostates ranging in size from 20 ml to 363 ml observed a transfusion rate of only 0.8%.
The AquaBeam Robotic System combines the following highly differentiated features that are intended to deliver effective, safe and durable outcomes for males suffering from LUTS due to BPH that are consistent across all prostate sizes and shapes and independent of surgeon experience:
•Real-time image guidance. Intraoperative ultrasound imaging combined with cystoscopic visualization, which provides a multidimensional view of the treatment area, enabling improved decision-making and real-time treatment monitoring.
•Personalized treatment planning. Using ultrasound imaging integrated with advanced planning software, the surgeon is able to map the treatment contour that precisely targets the resection area, personalizing the optimal tissue removal plan based on each patient’s unique anatomy.
•Automated robotic execution. Once the treatment plan is finalized, the robot automatically executes the plan, guiding the precisely calibrated waterjet with speed and accuracy while the surgeon monitors.
•Heat-free waterjet resection. Utilizing the unique power of a pulsating waterjet near the speed of sound, Aquablation therapy removes prostatic tissue with a heat-free waterjet, minimizing the risk of complications arising from prolonged thermal injury.
Components of the AquaBeam Robotic System
The AquaBeam Robotic System is highly mobile and compact, requiring no retrofitting of the operating room. The main components of the AquaBeam Robotic System are the conformal planning unit, or CPU, console, motorpack and handpiece with integrated scope.
The CPU serves as the primary user interface of the AquaBeam Robotic System, displaying live transrectal ultrasound, or TRUS, video which allows the surgeon to visualize the prostate and surrounding structures, identify key anatomical markers and personalize the resection based on the patient’s unique anatomy. Through an intuitive user interface, the CPU allows the surgeon to map the contour of the prostate and plan the resection pathway by selecting the resection angles, length and depth. The planned parameters of the resection are transferred to the console to initiate Aquablation therapy.

During the procedure, the surgeon utilizes the CPU to observe the progress of the resection in real time and has the option to make adjustments to the treatment area as needed. The CPU is equipped with a variety of integrated safety mechanisms that provide the surgeon with advisory notifications during treatment.
The console contains a high-pressure pumping system that is responsible for generating the high-velocity waterjet used in Aquablation therapy. The high-pressure pumping system consists of a control unit and powerboards that drive the positioning and flow rates of the waterjet. In addition, the console utilizes a peristaltic pump that assists in active evacuation of saline and tissue from the bladder and prostatic urethra during the Aquablation therapy to manage fluid levels. The console interfaces with both the CPU and motorpack and handpiece assembly, generating the water flow rates based on instructions received from the CPU. The console is activated by a foot pedal and has a small screen that displays the pump level and procedure mode.
The motorpack is connected to the console with a flexible cable that provides power and control instructions to the motorpack. The motorpack consists of a motor control system that drives the movement and position of the waterjet nozzle in the handpiece and is designed to mechanically dock with the handpiece, completing the waterjet drive mechanism as well as establishing a secure electrical connection. The motorpack has buttons that allow a surgeon to manually increase or decrease the pump power level during resection, if needed.
The handpiece is the sterile, single-use component of the AquaBeam Robotic System that delivers the high-velocity waterjet. The tip of the handpiece is inserted transurethrally into the patient, advanced through the prostatic urethra into the bladder and positioned using both TRUS imaging and cystoscopic guidance from the integrated, reusable scope. The motorpack and handpiece assembly is secured to an articulating arm. The start treatment location, end treatment location, depth and angle of resection are based on the transferred planned contour and profile from the CPU to the console and motorpack.
The AquaBeam Robotic System also includes a customized ultrasound set through which ultrasound images are integrated with our system.
Treatment with Aquablation Therapy
Aquablation therapy is currently performed in the hospital setting in a procedure that typically takes less than one hour. On the day of surgery, the patient is given either general or spinal anesthesia and then prepped and positioned on their back with their knees bent above the hips and legs spread apart using stirrups, similar to other BPH surgical procedures. The procedure begins with the insertion of the TRUS probe, followed by the insertion of the handpiece into the patient’s bladder through the urethra under visual guidance from the integrated scope. The surgeon confirms successful positioning of the TRUS probe and handpiece with visual markers on the CPU screen with adjustments made by advancing, retracting and rotating the TRUS probe. Once positioning is confirmed, the TRUS probe and motorpack and handpiece assembly are secured to articulating arms that are mounted to the bed rails to prevent movement during planning and the procedure.
The surgeon begins the planning process via the user interface of the CPU. Using real-time TRUS imaging displayed on the CPU to visualize the anatomy of the prostate, the surgeon plans the treatment area. The surgeon defines the treatment area by adjusting the boundaries of treatment along the length, width and height of the prostate. The boundaries serve as a tissue depth guide to help maintain the resection within the treatment area. If a median lobe is present, the surgeon can visualize and separately plan the resection of the median lobe. Once planning and mapping are complete, the surgeon then begins resection by depressing the foot pedal to initiate the high-velocity waterjet, with the resection automatically executed based on the defined treatment plan. As the waterjet removes prostate tissue along the planned treatment contour, excess water and ablated tissue are actively suctioned out of the patient. The surgeon monitors the progress of the resection on the CPU and, at any point during the procedure, the surgeon can pause the treatment by releasing the foot pedal. Using buttons on the motorpack, the surgeon can manually decrease the resection depths in real time as the procedure is monitored on both live ultrasound and cystoscopy. Aquablation therapy treatment stops upon reaching the planned treatment endpoint. The surgeon may decide to plan additional resection passes depending on the length or depth of the prostate.
When the procedure is complete, the motorpack and handpiece assembly is undocked from the articulating arm. The surgeon can manually scan the treatment area endoscopically by using the integrated scope of the handpiece. After post-procedural cystoscopy is complete, the handpiece is removed from the urethra. The surgeon may then use a resectoscope to remove ablated tissue to improve visualization and then perform focal, targeted and methodical bladder neck cautery to achieve post-operative hemostasis, or a state where the bleeding has stopped. Following the procedure, the patients are typically monitored in the Post-Anesthesia Care Unit, or PACU, with the majority of patients discharged after one overnight stay, without needing to leave with a catheter.
Key Benefits of Aquablation Therapy
We believe our Aquablation therapy addresses the compromise between safety and efficacy of alternative surgical interventions, providing the following unique benefits:
•Significant and durable symptom relief. Given obstructive prostate tissue is removed during the procedure, Aquablation therapy has demonstrated significant and long-lasting levels of symptom relief similar to those of alternative resective procedures. The efficacy of Aquablation therapy has been evaluated in nine clinical studies and over 100 peer reviewed publications. Significant symptom reduction, quality of life and uroflowmetry improvements were observed across the WATER, WATER II and OPEN WATER studies. In the WATER study, Aquablation therapy demonstrated superior safety and non-inferior efficacy results compared to TURP, the historical standard of care for the surgical treatment of BPH. Our studies have also demonstrated durable outcomes with low rates of surgical retreatment and few men having to go back on drugs following surgery. In the WATER and WATER II studies, surgical retreatment rates were only 5.2% at five years and 3.0% at four years, respectively. In the OPEN WATER study, there were no surgical retreatments at one year.
•Uncompromised safety profile. Aquablation therapy has demonstrated low rates of irreversible complications, including urinary incontinence, erectile dysfunction and ejaculatory dysfunction, compared to published rates observed for other resective surgeries. In our WATER study, patients who underwent Aquablation therapy maintained a higher level of sexual function compared to those who underwent TURP. We believe the strong safety profile of Aquablation therapy is a result of the therapy’s ability to preserve key anatomical structures and limit prolonged and unintended thermal injury. In addition, no implant remains in the body with Aquablation therapy, minimizing the risk of mid-to-long term post-operative complications resulting from the implant.
•Outcomes consistent across all prostate sizes and shapes and independent of surgeon experience. We designed Aquablation therapy to deliver outcomes that are effective, safe and durable for males suffering from LUTS due to BPH across all prostate sizes and shapes. Our WATER, WATER II and OPEN WATER studies enrolled men with prostate sizes between 20 ml and 150 ml; however, in the commercial setting, we have successfully treated men with prostate sizes over 300 ml. Additionally, in the WATER and WATER II studies, 50% and 83% of men, respectively, had an obstructive median lobe, and the average prostate size in each study was 54 ml and 107 ml, respectively. Compared to other resective procedures, we believe Aquablation therapy is relatively simple to learn, enabled by the intuitive interface of the CPU and automated robotic resection, and delivers outcomes that are independent of surgeon experience. In the WATER study, 14 of the 17 participating surgeons had no previous experience with Aquablation therapy, and in the WATER II study surgeons had a median previous experience of only 0.5 procedures.
•Personalized treatment planning and improved decision-making. Aquablation therapy combines cystoscopic visualization, ultrasound imaging and advanced planning software. Together, these technologies provide the surgeon with a multidimensional view of the treatment area and enable personalized treatment planning for the patient’s unique anatomy, improved decision-making and real-time monitoring during the procedure.
•Targeted and controlled resection with consistent resection times. Aquablation therapy utilizes automated robotic resection to remove prostate tissue using a precise, heat-free waterjet. These features enable targeted and controlled tissue removal with rapid resection times that are highly consistent across prostate sizes and shapes and surgeon experience.
Our Clinical Results and Studies
A significant body of clinical evidence supports the efficacy, safety and durability of Aquablation therapy across prostate sizes and shapes as well as surgeon experience. This robust body of evidence includes more than 100 peer-reviewed publications in premier journals, such as the Journal of Urology, European Urology and BJU International, as well as nine clinical studies, including our three core studies: WATER, WATER II and OPEN WATER.
•WATER. The WATER study was double-blind, randomized, controlled study of Aquablation therapy against TURP in men with prostate sizes between 30 ml and 80 ml. This study is the only FDA pivotal trial for BPH randomized against TURP. The study was designed with 80% power to show superiority in safety and more than 80% power to show non-inferiority in efficacy. The results of our WATER study served as the basis for FDA grant of our De Novo request and were first published in the Journal of Urology in 2018.
•WATER II. The WATER II study was a prospective, multicenter study of Aquablation therapy in patients with prostate sizes between 80 ml and 150 ml. The study was designed with 80% power for safety and 99% power for efficacy against an objective performance criteria, or OPC, based upon TURP data, even though TURP procedures are typically performed in smaller prostates. The results of the WATER II study served as the basis for increased reimbursement and coverage and were first published in BJU International in 2019.
•OPEN WATER. The OPEN WATER study was a prospective, multicenter, all-comer study conducted in a commercial setting spanning patients with prostate sizes between 20 ml and 150 ml. Due to the size of this study, it was sufficiently powered to statistical conclusions with the data. There was no OPC established for this study. The results of the OPEN WATER study were first published in Journal of Clinical Medicine in 2020.

The following table highlights key findings from our three core studies.

	OPEN WATER	WATER II	WATER (Aquablation arm)	WATER (TURP arm)
Number Treated	178	101	116	65
Demographics (all data reported as mean)
Age (years)	68	68	66	66
Prostate size	59ml	107ml	54ml	52ml
Obstructive median lobe	59%	83%	50%	52%
Longest Duration of Follow-up	1 year	4 years	5 years
Efficacy
IPSS baseline	21.6	23.2	22.9	22.2
IPSS at longest FU	6.4	5.5	7.0	8.1
IPSS-QoL baseline	4.7	4.6	4.8	4.8
IPSS-QoL at longest FU	1.4	1.2	1.6	1.6
Qmax baseline	9.9 ml/sec	8.7 ml/sec	9.4 ml/sec	9.1 ml/sec
Qmax at longest FU	20.8 ml/sec	17.1 ml/sec	17.3 ml/sec	15.4 ml/sec
Safety (irreversible complications assessed by protocol definitions)
Incontinence	0.0%	2.0%	0.0%	0.0%
Erectile dysfunction	0.0%	0.0%	0.0%	0.0%
Ejaculatory dysfunction (% in sexually active)	8.4% (11.9%)	14.9% (19.5%)	6.9% (10.3%)	24.6% (35.6%)
Durability
Surgical retreatment for BPH at longest FU	0.0%	3.0%	5.2%	1.5%
Surgical retreatment annualized	0.0%	0.8%	1.0%	0.3%
Back on BPH medication at longest FU	3.4%	6.9%	0.9%	10.8%
Back on BPH medication annualized	3.4%	1.7%	0.2%	2.2%
Efficacy and Durability
The most common measure of efficacy in BPH clinical research is symptom relief measured by improvement in IPSS. IPSS is a validated, standardized questionnaire used to quantify a patient’s degree of LUTS. The questionnaire is comprised of seven questions that characterize urinary dysfunction. Scores range from 0 to 35, with a higher score indicating more severe symptoms. A total score of 7 or less indicates mild symptoms, 8 to 19 indicates moderate symptoms and 20 to 30 indicates severe symptoms. The IPSS-Quality of Life, or IPSS-QoL, is a single question with a score of 0 to 6 that asks the patient how he would feel if he had to spend the rest of his life with his current urinary symptoms. A higher score indicates a higher level of dissatisfaction. Uroflowmetry tests, which measure the strength and amount of urine flow during urination, are also used to measure efficacy, with Qmax being the primary measurement. Qmax is a measure of the max urinary flow rate. A study of 348 18-year-old males showed the majority of men had a Qmax of 20 ml/s or higher.
Our core clinical studies have demonstrated the strong efficacy of Aquablation therapy across prostate sizes and shapes. The following figures highlight efficacy results for IPSS scores, IPSS-QoL scores and Qmax at various points in time across these studies. All changes for IPSS, IPPS-QoL, and Qmax had a statistically significant change from baseline (p <0.0001).

An important factor related to efficacy is durability, which is commonly measured by freedom from surgical retreatment due to recurrent LUTS associated with BPH. In addition, since one of the key goals of surgical intervention is to reduce or eliminate the need for drugs, the rate of patients back on drug therapy due to recurrent LUTS associated with BPH is also an important measure of durability. Lower rates of surgical retreatment and being back on drug therapy are more favorable. The table below highlights the strong durability observed across our core clinical studies.

	OPEN WATER	WATER II	WATER (Aquablation arm)	WATER (TURP arm)
Longest Duration of Follow-up	1 year	4 years	5 years
Surgical retreatment for BPH at longest FU	0.0%	3.0%	5.2%	1.5%
Surgical retreatment annualized	0.0%	0.8%	1.0%	0.3%
Back on BPH medication at longest FU	3.4%	6.9%	0.9%	10.8%
Back on BPH medication annualized	3.4%	1.7%	0.2%	2.2%
Safety
A key measure of safety used in BPH clinical research is the rate of irreversible complications, which includes urinary incontinence, erectile dysfunction and ejaculatory dysfunction. Urinary incontinence refers to the loss of bladder control, resulting in the occasional leak of urine. Erectile dysfunction refers to the inability to get or maintain an erection firm enough for sexual intercourse. Ejaculatory dysfunction refers to the inability of a man to efficiently ejaculate semen from the penis at the moment of sexual climax.

Aquablation therapy has demonstrated low rates of irreversible complications across our core studies, with consistently low rates of urinary incontinence and erectile dysfunction and ejaculatory dysfunction risk as low 10% in sexually active men. The table below highlights the strong safety profile observed across our core clinical studies.

	OPEN WATER	WATER II	WATER (Aquablation arm)	WATER (TURP arm)
Incontinence	0.0%	2.0%	0.0%	0.0%
Erectile dysfunction	0.0%	0.0%	0.0%	0.0%
Ejaculatory dysfunction (% in sexually active)	8.4% (11.9%)	14.9% (19.5%)	6.9% (10.3%)	24.6% (35.6%)
Surgical Standardization
The efficacy, safety and durability of Aquablation therapy across prostate sizes and shapes has been evaluated across our three core studies. These studies have also demonstrated that outcomes are independent of surgeon experience. For example, in the WATER study, 14 of the 17 participating surgeons had no previous experience with Aquablation therapy and, in the WATER II study, participating surgeons had a median previous experience with Aquablation therapy of only 0.5 procedures. We believe the short learning curve associated with Aquablation therapy is in large part due to pre-operative planning capabilities and automated robotic execution.
Another key outcome observed across our core studies was consistency of operative and resection times. Regardless of prostate size or shape, the procedure setup and planning processes are the same. Once the surgeon has established the treatment area, the tissue resection is robotically executed, resulting in efficient resection times that are consistent across prostate sizes. The chart below demonstrates consistent resection times observed across our WATER and WATER II studies in prostate sizes between 30 ml and 150 ml. These resection times are in contrast to the highly variable data observed in the TURP arm of the WATER study, which is a key reason why TURP is generally limited to prostate sizes below 80 ml.
WATER
The WATER study was a prospective, multicenter, double-blind, randomized, controlled study of Aquablation therapy against TURP for the treatment of LUTS associated with BPH in men with prostate sizes between 30 ml and 80 ml. One hundred eighty-one patients were enrolled and treated in the study, with 116 undergoing Aquablation therapy and 65 undergoing TURP, across 17 investigational sites. The study commenced in October 2015, and the results were first published in May 2018 in the Journal of Urology.

At baseline for patients undergoing Aquablation therapy, the mean age was 66.0 years, the mean prostate size was 54.1 ml, with 54.1% of patients presenting with an obstructive median lobe, the mean IPSS score was 22.9, the mean IPSS-QoL score was 4.8 and the mean Qmax was 9.4 ml/s. At baseline for patients undergoing TURP, the mean age was 65.8 years, the mean prostate size was 51.8 ml, with 52.0% of patients presenting with an obstructive median lobe, the mean IPSS score was 22.2, the mean IPSS-QoL score was 4.8 and the mean Qmax was 9.1 ml/s.
The primary efficacy endpoint was the change in IPSS at six months compared to baseline for the Aquablation therapy treatment arm randomized against the TURP arm. The primary safety endpoint was the occurrence of Clavien-Dindo persistent grade 1 or grade 2 or higher perioperative complications at three months. The study is planned to follow patients for five years, with three-year data currently published.
Mean total operative time was similar for the Aquablation therapy and TURP treatment arms (33 vs 36 minutes, p = 0.2752), but resection time was lower for Aquablation therapy (4 vs 27 minutes, p <0.0001). Fourteen of the 17 participating surgeons had no previous experience with Aquablation therapy.
Efficacy and Durability Results
The study successfully achieved its primary efficacy endpoint, with Aquablation therapy showing non-inferior symptom relief compared to TURP. Analysis of a patient subgroup with prostates above 50 ml demonstrated that Aquablation therapy was superior to TURP in symptom reduction.
At six months, mean IPSS scores decreased from 22.9 at baseline to 5.9 in the Aquablation therapy treatment arm and from 22.2 at baseline to 6.8 in the TURP group. The IPSS change score at month six was 1.8 points larger for the Aquablation therapy treatment arm (95% CI -0.4 to 4.0). The lower confidence limit of the difference was above the pre-specified non-inferiority margin of 4.7, substantiating statistical and clinical non-inferiority of efficacy results.
The baseline IPSS average for the study was 22.6 and did not differ between treatment groups. Mean (SD) IPSS reduction at five years was 15.1 (6.6) in the Aquablation therapy group and 13.2 (8.2) in the TURP group (p=.2764 for difference). At five years, the median IPSS score was 5.5 for Aquablation therapy and 6 for TURP. For men with larger prostates (≥50 ml), IPSS reduction was 3.5 points greater in the Aquablation therapy group compared to the TURP group (p=.0123, repeated measures analysis of variance). There was no difference in IPSS changes when analyzing the other pre-specified subgroups of age (<65 vs. ≥65) and LUTS severity as measured by IPSS (<20 vs. ≥20). The IPSS quality of life score can range from 0 to 6. The baseline IPSS quality of life average for the study was 4.8 and did not differ between treatment groups. At five years, the IPSS QoL score was 1.6 for both arms and showed no statistical difference in change scores, p=.8009.
In both groups, five-year peak urinary flow rates (Qmax) increased markedly within one month after surgery and were maintained at five years. Mean five-year improvements in Qmax were 8.7 (9.1) ml/sec, or 125% improvement, for the Aquablation therapy group versus 6.3 (7.5) ml/sec, or 89% improvement, for TURP. The mean five-year reduction in post-void residual was 62 (86) and 82 (94) ml (p=.3960).
At five-year follow-up for Aquablation therapy, 6.0% of patients needed an additional BPH therapy (started BPH medication anew and continued to study exit or intervention) due to recurrent LUTS, which was 51% less than the TURP arm. In the TURP arm, 12.3% of patients needed additional BPH therapy. The average IPSS score before the additional BPH therapy was similar in both arms, 14 for Aquablation therapy and 15 for TURP, and did not differ whether the patient chose to undergo another intervention or start medication.
Safety
The primary safety endpoint was successfully achieved at three months where the Aquablation therapy group had a lower event rate compared to TURP (26% vs. 42%, p=.0149 for superiority). Urinary complications from three to five years did not differ between groups. The tabular details of these events were previously published. The rate of persistent grade 1 events at month three was lower (7% vs. 25%, p=.0004) after Aquablation, and the rate of grade 2 and above events was similar across groups (20% for Aquablation vs. 23% for TURP, p=.3038). There were zero de novo erectile dysfunction events or incontinence events requiring a pad in either arm. However, procedure-related anejaculation was less common after Aquablation, 7%, versus TURP, 25%, p=.0004. The transfusion rates in the Aquablation therapy and TURP treatment arms were 0.9% and 0.0%, respectively, and not statistically different. Published transfusion rates of TURP, typically performed in prostates sizes of less than 80 ml, are in the range of 1.8% - 2.8%.

WATER II
The WATER II study was a prospective, multicenter single-arm study for the treatment of LUTS associated with BPH in men with prostate sizes between 80 ml and 150 ml. One hundred and one patients were enrolled and treated in the study across 16 investigational sites. The study commenced in 2017, and the results were first published BJU International in March 2019.
At baseline for patients in the study, the mean age was 67.5 years, the mean prostate size was 107.4 ml, with 83.2% of patients presenting with an obstructive median lobe, the mean IPSS score was 23.2, the mean IPSS-QoL score was 4.6 and the mean Qmax was 8.7 ml/s.
The primary efficacy endpoint was IPSS reduction. Secondary efficacy endpoints include IPSS-QoL score, maximum urinary flow rate, post-void residual urine volume and prostate-specific antigen concentration. The primary safety endpoint was the percentage of Clavien–Dindo grade 2 or higher or any grade 1 event resulting in persistent disability. The study is planned to follow patients for five years, with three-year data having already been collected and analyzed.
Mean total operative and resection time was 55 minutes and eight minutes, respectively. Participating surgeons had a median previous experience with Aquablation therapy of only 0.5 procedures.
Efficacy and Durability
The study met its primary and secondary efficacy endpoints showing the Aquablation procedure’s ability to provide significant symptom relief in large prostates and is a size independent procedure. The mean IPSS improved from 23.2 at baseline to 6.7 at three months (p <0.001), which is a 17.4-point improvement and meeting the study’s primary efficacy endpoint goal. At four years, mean IPSS decreased from 23.2 at baseline to 5.5, mean IPSS-QoL decreased from 4.6 to 1.2 and mean Qmax increased from 8.7 ml/s to 17.1 ml/s.
Four-year surgical retreatment rate was 3.0%. There were no surgical retreatments for BPH beyond 36 months. At four years, the rate of patients that were back on drug therapy was 6.9%.
Safety
The study met its primary safety endpoint of Clavien–Dindo grade 2 or higher or any grade 1 event resulting in persistent disability. At three months, this occurred in 45.5% of men, which met the study design goal of less than 65%. Consistent with the results of the WATER study, WATER II observed low rates of irreversible complications: 2% new onset urinary incontinence and, among sexually active men, 0% erectile dysfunction and 19% ejaculatory dysfunction.
While the primary safety endpoint was achieved, the procedure was done without any cauterization to achieve hemostasis, or a state where the bleeding has stopped. As a result, we experienced peri-operative transfusions, or transfusions that occur prior to a patient being discharged from the hospital, at a rate of 5.9%. We worked with numerous surgeons to identify the optimal hemostasis method that would work across all prostate sizes. That method, focal bladder neck cautery, was formally included as part of the Aquablation therapy training program beginning in January 2020. Since then, a number of publications have reported on transfusion rates. A key study published in April 2021 of 2,089 men undergoing Aquablation therapy with prostates ranging in size from 20 ml to 363 ml observed a transfusion rate of only 0.8%. Published transfusion rates of enucleation and simple prostatectomy, typically performed in prostates with sizes of greater than 80 ml, are in the range of 0.8% to 3.4% and 16% to 25%, respectively. TURP transfusion rates are not provided for comparison because TURP is routinely done in prostates less than 80ml.
OPEN WATER
The OPEN WATER study was a prospective, multicenter, all-comer study conducted in a commercial setting spanning patients with prostate sizes between 20 ml and 150 ml. One hundred and seventy-eight patients were enrolled and treated in the study across five investigational sites. The study commenced in September 2017, and the results were first published in Journal of Clinical Medicine in February 2020.
At baseline for patients in the study, the mean age was 66.0 years, the mean prostate size was 59.3 ml, with 59.6% of patients presenting with an obstructive median lobe, the mean IPSS score was 21.6, the mean IPSS-QoL score was 4.6 and the mean Qmax was 9.9 ml/s.
The study’s primary endpoint was the change in total IPSS score from baseline to three months.

Efficacy and Durability
The primary efficacy endpoint of IPSS reduction was met with mean IPSS scores decreasing from 21.6 at baseline to 7.1 and 6.4 at the three- and 12-month follow-up, respectively.
The secondary endpoint of IPSS-QoL reduction was also met with mean IPSS-QoL scores decreasing from 4.6 at baseline to 1.5 and 1.4 at 3- and 12-month follow-up, respectively. The maximum urinary flow rate (Qmax) increased from 9.9 to 20.3 and 20.8 cc/sec at 3- and 12-month follow-up, respectively and post-void residual urinary volume decreased from 108cc at baseline to 47cc and 61cc at 3- and 12-month follow-up, respectively. All changes for IPSS, IPPS-QoL, and Qmax had a statistically significant change from baseline (p <0.0001). We do not have any plans for additional follow-up with patients in the OPEN WATER study.
There were no cases of surgical retreatment because of recurrent LUTS due to BPH at 12-months, with 3.4% back on drug therapy.
Safety
In terms of safety, irreversible complications were similar to WATER and WATER II; 0% incontinence and among sexually active men 0% erectile dysfunction and 12% ejaculatory dysfunction.
Following Aquablation therapy, 2.7% of patients underwent a transfusion and 7.9% of patients were taken back to the OR for postoperative hemostasis management. The prostate volumes included in the study spanned both WATER and WATER II, which were a broader range than routinely treated by TURP. The OPEN WATER trial demonstrated a similar transfusion rate of published TURP results (1.8% - 2.8%) where typically used in smaller prostates less than 80 ml.
Sales and Marketing
Commercial Activities in the United States
We designed our commercial strategy and built our direct sales team to target primarily urologists across the United States, who we believe represent the primary physician specialty managing the care of patients with BPH. We estimate that there are approximately 12,000 urologists who manage approximately 4.3 million BPH patients, comprised of 400,000 undergoing BPH surgery annually, 3.3 million who are on drug therapy and 600,000 who have tried but failed drug therapy. We are first focused on driving adoption of Aquablation therapy among urologists who perform hospital-based BPH resective surgery. We estimate that approximately 290,000 of the 400,000 annual BPH surgeries are resective procedures performed across approximately 2,700 hospitals. We are initially targeting 860 high-volume hospitals that perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. Within each high-volume hospital, we are focused on targeting urologists who perform medium-to-high volumes of resective procedures and converting their resective cases to Aquablation therapy. As urologists gain experience with Aquablation therapy, we will leverage their experiences to capture more surgical volumes and establish Aquablation therapy as the surgical standard of care. We also intend to leverage our relationships with urologists to drive utilization of Aquablation therapy beyond the current surgical market. Over time, we will gradually expand our focus to also include mid- and low-volume hospitals.
We primarily sell our products through our direct sales organization in the United States. This team actively engages with providers to drive awareness, adoption and utilization of our Aquablation therapy. Our direct sales organization is supported by clinical specialists and professional education employees, who are responsible for training and supporting surgeons, reimbursement specialists, who are responsible for customer and physician education on coding, coverage and payment, and field service employees, who provide preventative maintenance and support for our customers. We intend to expand the size of our direct sales organization to support our efforts for adoption and utilization of Aquablation therapy.
In addition to our direct sales efforts, we support our sales organization with marketing and market development initiatives. We plan to continue to expand and enhance our marketing capabilities to support our growing commercial organization and customer base. Our near-term marketing efforts center principally on increasing awareness and driving adoption of Aquablation therapy among urologists by continuing to publish clinical data in various industry and scientific journals, present our clinical data at various industry conferences, expand our network of KOLs and sponsor peer-to-peer education programs and proctorships. We believe these initiatives will further deepen our relationships with urologists and key medical societies, contributing to our goal of Aquablation therapy becoming the surgical standard of care for BPH surgery. Longer-term, as we expand our network of urologists and grow our installed base, we intend to increase awareness and brand recognition of Aquablation therapy beyond urologists, primarily among primary care physicians who manage BPH patients. To achieve this objective, we will invest in marketing initiatives directed at primary care physicians in order to expand networks for BPH patients to visit a urologist. Once we have established a broader installed base of systems, we may seek to further increase patient awareness through various direct-to-patient marketing initiatives.
Commercial Activities Outside of the United States
Our commercialization strategy outside the United States is focused on large addressable markets through a broad range of market development activities, including increasing awareness, obtaining regulatory approvals and establishing reimbursement. We sell our products using both our direct sales organization and, in certain regions, our network of distribution partners.
In EMEA, our direct sales organization is currently primarily focused on Germany, France, the United Kingdom, Switzerland and Austria. In other countries, such as Italy and Spain, we engage distribution partners to assist us with market development and sales activities. As of December 31, 2021, we employed 13 personnel to support sales and marketing activities in EMEA. We will opportunistically choose distribution partners with clinical and marketing expertise to enter new markets. We are focused on distribution partners that have the capability to assist with surgeon training and, when required, obtaining regulatory approvals. In the Asia-Pacific region, we are focused on obtaining local regulatory clearances with the assistance of our distribution partners in this region. We have regulatory approval in Hong Kong, where we are engaged with a distribution partner for market development activities.
Third-Party Reimbursement
In the United States, we sell our products to hospitals. These customers in turn bill various third-party payors, such as commercial payors and government agencies, for reimbursement for the procedures using our products. Our market access team includes four professionals who are focused on all key aspects of reimbursement, which include securing appropriate coding, payment and coverage policies for our products and procedures using our products. This team focuses both on payer engagement as well as providing support to the providers.
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
Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs by limiting coverage and the amount of reimbursement for particular products. In addition, no uniform policy of coverage and reimbursement for procedures exists among third-party payors. Therefore, coverage and reimbursement for procedures can differ significantly from payor to payor. Obtaining coverage and reimbursement can be a time-consuming process that could require supporting scientific, clinical and cost-effectiveness data.
Payors continually review new and existing technologies for possible coverage and can, without notice, deny or reverse coverage for new or existing products and procedures. Further, future coverage and reimbursement may be subject to increased restrictions, such as additional prior authorization requirements, both in the United States and in international markets. In addition, Medicare Administrative Contractors could issue a local coverage determination decision that could restrict the patients eligible for a treatment with our products. Third-party coverage and reimbursement may not be available or adequate in either the United States or international markets. Further, other BPH treatments may be more widely covered or subject to different co-pay policies and requirements, which could impact demand for our products.
Coding and Payment
Third-party payors require physicians and hospitals to identify the service for which they are seeking reimbursement by using Current Procedural Terminology, or CPT, codes, which are created and maintained by the American Medical Association, or AMA. The surgical treatment of BPH using Aquablation therapy is described by CPT code 0421T, which is the code describing transurethral waterjet ablation of the prostate, a Category III code published by the AMA in January 2017. In February 2021, the AMA approved an extension for CPT code 0421T through December 31, 2026.
Physician reimbursement under Medicare generally is based on a defined fee schedule, the Medicare Physician Fee Schedule, through which payment amounts are determined by the relative values of the professional service rendered. Physician payment rates for Category III codes are determined by the MACs and vary from jurisdiction to jurisdiction. The payment to the surgeon using CPT code 0421T is currently similar to that for a TURP procedure.
In addition to payment to the surgeon for professional services, Medicare provides reimbursement to our hospital customers for procedures under the hospital outpatient prospective payment system, or HOPPS, and inpatient prospective payment system, or IPPS. The HOPPS and IPPS provide bundled amounts generally intended to reimburse the hospital for all facility costs related to procedures performed in the hospital outpatient setting and inpatient setting, respectively. Medicare also provides reimbursement for procedures performed in ASCs. Reimbursement rates from commercial payors vary depending on the commercial payor, contract terms, and other factors.
As part of the 2020 Outpatient Prospective Payment System ruling, the CMS granted approval for a transitional pass-through, or TPT, payment for Aquablation therapy. TPT status is intended to encourage the use of newly FDA-approved medical devices, drugs, and biologics across all fields of medicine and to boost Medicare patients’ access to these innovative therapies by temporarily paying more than established facility fees. The TPT payment for Aquablation therapy is effective through December 31, 2022.
Commercial Payor and Government Program Coverage
A core pillar of our reimbursement strategy involves broadening our third-party payor coverage. We continue to have active discussions with commercial payors to establish positive national coverage policies by highlighting our compelling and robust clinical data, increased patient demand and support from leading medical societies and key opinion leaders.
As of December 27, 2020, all MACs cover procedures involving Aquablation therapy are covered for Medicare patients. We believe Medicare accounts for approximately 50% of all hospital-based resective BPH procedures performed in the United States.
Prior Authorization Approval Process
Our reimbursement strategy includes leveraging our market access team as advisors when needed to support in obtaining appropriate prior authorization approvals in advance of treatment. We believe we are highly effective in providing guidance to obtain prior authorizations when needed.
Reimbursement Outside of the United States
Outside of the United States, reimbursement levels vary significantly by country, and within some countries by region, as well as by payor type. Reimbursement is obtained from a variety of sources, including government sponsors, hospital budgets or private health insurance plans, or combinations thereof. Obtaining reimbursement is a key part of our market development strategy outside of the United States. We currently have established reimbursement in Germany, the United Kingdom, Spain and Italy are continuing to establish new, as well as more favorable, reimbursement.
Research and Development
We have established a dedicated research and development team with strong capabilities in surgical robotics and imaging-enabled surgery as well as integrating hardware and software to create an exceptional user and patient experience. We believe our focus on this experience will allow us to continue to bring new upgrades, capabilities and products to market, allowing us to innovate and maintain our competitive positioning.
To improve customer experience, we are continually innovating our technologies to support and improve Aquablation therapy to further satisfy the evolving needs of surgeons and their patients as well as to further enhance the usability and scalability of the AquaBeam Robotic System. We also plan to leverage our treatment data and software development capabilities to enable artificial intelligence assisted anatomy recognition and improved treatment planning and personalization. In the future, we may evaluate the application of the AquaBeam Robotic System in new urologic conditions beyond BPH.
For the years ended December 31, 2021 and 2020, our research, development and clinical expenses were $19.0 million and $16.3 million, respectively.

Manufacturing and Supply
We directly manufacture the AquaBeam Robotic System, the handpiece and other accessories at our facility in Redwood City, California. This includes supporting the supply chain distribution and logistics of the various components. Components, sub-assemblies and services required to manufacture our products are purchased from numerous global suppliers. Each AquaBeam Robotic System is shipped to our customers with a third-party manufactured ultrasound system and probes. We utilize a well-known third-party logistics provider located in United States and the Netherlands to ship our products to our customers globally. While we do not believe we are substantially dependent on any suppliers, currently our principal suppliers include Shantou Institute of Ultrasonic Instruments Co. Ltd. (which manufactures our transrectal ultrasound set), Myriad Fiber Imaging Tech., Inc. (which manufactures our integrated scope), HydroCision, Inc. (which manufactures our pump cartridge contract), and Medical Targeting Technologies GmbH (which manufactures our articulating arms). Our suppliers manufacture the components they produce for us and test our components and devices to our specifications. We have entered into manufacturing and supply agreements with several of our single-source suppliers pursuant to which they supply the components we need. In addition, we intend to maintain sufficient levels of inventory to enable us to continue our operations while we obtain another supplier in the event that one or more of our single-source suppliers were to encounter a delay in supply or end supply.
Competition
The industry in which we operate is subject to rapid change from the introduction of new products and technologies and other activities of industry participants. While we believe Aquablation therapy and the AquaBeam Robotic System provide us with a competitive advantage against other competing BPH treatment modalities, our currently marketed products are, and any future products we commercialize will be, subject to intense competition.
Certain of our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, regulatory approval, promotion, sale and support of their products. Our competitors may also have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers. In addition, many of these companies have longer operating histories and greater brand recognition than we do. Additionally, many of these companies have overcome reimbursement barriers and their procedures are covered by nearly all major insurance carriers. Because of the size of the BPH market, we anticipate that companies will dedicate significant resources to developing competing products.
We consider our primary competition to be resective surgical treatments. These include among others, those manufacturers producing devices for the TURP procedure and laser-based therapies marketed by Boston Scientific Corporation. We also believe we will eventually compete with non-resective and non-surgical treatments. The non-resective treatments include, among others, UroLift marketed by Teleflex Incorporated and Rezum marketed by Boston Scientific Corporation. Non-surgical treatments for BPH are primarily pharmaceuticals. The primary pharmaceutical products marketed to treat BPH include Flomax marketed by Boehringer Ingelheim, Rapaflow marketed by Allergan plc, Avodart marketed by GlaxoSmithKline plc, and Proscar marketed by Merck & Co., Inc.
We believe that the primary basis on which we compete include:
•improved outcomes for patients;
•product safety, efficacy, reliability and durability;
•quality and volume of clinical data;
•effective marketing to and education of patients, physicians and hospitals;
•company, product and brand recognition;
•sales force experience and access;
•product support and service;
•technological innovation, product enhancements and speed of innovation;
•pricing and revenue strategies;
•effectiveness of reimbursement teams and strategies

•regulatory status and speed to market; and
•dedicated clinical representatives.
We cannot assure you that we will be able to compete effectively against our competitors in regard to any one or all of these factors.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights.
As of December 31, 2021, we had rights to 32 issued U.S. patents, expiring between 2028 and 2040, 80 issued foreign patents, expiring between 2028 and 2037, 35 pending U.S. patent applications, four pending PCT applications, and 52 foreign patent applications.
As of December 31, 2021, our rights to foreign issued patents include 12 granted Chinese patents, 19 granted Japanese patents and nine granted European patents, of which nine have been validated in Germany, eight in Spain, nine in France, nine in the United Kingdom, five in Ireland, and eight in Italy. As of December 31, 2021, our rights to foreign patent applications include 15 pending European applications, 11 pending Chinese applications, 11 pending Japanese applications, eight pending Brazilian applications, and seven pending Indian applications.
As of December 31, 2021, we have the rights to issued patents and pending patent applications directed to our current AquaBeam Robotic System, including 13 issued U.S. patents and 33 foreign issued or granted patents. The 13 issued U.S. patents, expiring between 2028 and 2038, include machine and process claims, with nine issued patents directed to the handpiece and four issued patents directed to the system. The 33 foreign issued patents, expiring between 2028 and 2035, include machine claims, with 22 issued patents directed to the handpiece and 11 issued patents directed to the system. The 33 foreign issued patents include one Brazilian patent, four Chinese patents, seven Japanese patents, four German patents, three Spanish patents, four French patents, four United Kingdom patents, three Irish patents and three Italian patents. The remaining 19 of the 32 issued U.S. patents and the remaining 47 of the 80 foreign issued patents have machine and process claims directed to prostate treatments with laser energy, enucleation of the prostate, radiation therapy, cell sampling and hemostasis.
There is no active patent litigation involving any of our patents and we have not received any notices of patent infringement
As of December 31, 2021, we had 36 pending and registered trademark filings worldwide, some of which may provide trademark protection in multiple countries.
We also rely, in part, upon unpatented trade secrets, know-how and continuing technological innovation, and may in the future rely upon licensing opportunities, to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality and assignment agreements with suppliers, employees, consultants and others who may have access to our proprietary information.
Our pending patent applications may not result in issued patents, and we cannot assure you that any current or subsequently issued patents will protect our intellectual property rights or provide us with any competitive advantage. While there is no active litigation involving any of our patents or other intellectual property rights and we have not received any notices of patent infringement, we may be required to enforce or defend our intellectual property rights against third parties in the future. See the section titled “Risk Factors—Risks Related to Intellectual Property Matters” for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.
License Agreement with AquaBeam
In 2008, we assigned to AquaBeam LLC, or AquaBeam, certain provisional patent applications, or AquaBeam Patent Applications, which have since issued as patents, and any future patent applications that claim priority to the AquaBeam Patent Applications, or AquaBeam Patents.
In September 2019, we entered into an amended and restated license agreement, or the AquaBeam License Agreement, with AquaBeam. Pursuant to the AquaBeam License Agreement, AquaBeam granted us a worldwide, exclusive (even as to AquaBeam), sublicensable, royalty-free license under the AquaBeam Patents and to all other patent rights owned by AquaBeam, that claim certain technology related to delivering energy to tissues by directing a liquid fluid stream, or together with AquaBeam Patents, Licensed Patents, in the field of urology, or Field. Pursuant to the AquaBeam License

Agreement, and subject to the terms therein, we granted AquaBeam a worldwide, exclusive (even as to us), sublicensable, royalty-free license under certain of our patents rights, that claim certain technology related to delivering energy to tissues by directing a liquid fluid stream, or PROCEPT Patents, outside the Field. No payments (except for patent prosecution and maintenance costs) have been made or are otherwise required under the AquaBeam License Agreement.
The AquaBeam License Agreement will remain in full force and effect on a country-by-country basis until the last to expire of the Licensed Patents and the PROCEPT Patents in such country. The expiration date of the last-to-expire of the Licensed Patents and PROCEPT Patents will not be earlier than 2037. The AquaBeam License Agreement may be terminated by either party in the event of uncured material breach by the other party that remains uncured for 90 days (or 30 days for payment related breaches), or bankruptcy of the other party.
Government Regulation
Our products and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in the EEA. Our products are subject to regulation as medical devices under the Federal Food, Drug, and Cosmetic Act, or FDCA, as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.
In addition to U.S. regulations, we are subject to a variety of regulations in the EEA governing clinical trials and the commercial sales and distribution of our products. Whether or not we have or are required to obtain FDA clearance or approval for a product, we will be required to obtain authorization before commencing clinical trials and to obtain marketing authorization or approval of our products under the comparable regulatory authorities of countries outside of the United States before we can commence clinical trials or commercialize our products in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA clearance or approval.
FDA Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification or PMA approval. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or another commercially available device that was cleared to through the 510(k) process.
Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring are unclassified, but are subject to the FDA’s premarket notification and clearance process in order to be commercially distributed.
De Novo Classification
Medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure.
This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) pre-market notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) pre-market notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, the FDA is required to classify the device within 120 days following receipt of the de novo request. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the de novo request if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed.
Our currently marketed AquaBeam Robotic System is a Class II device, which was initially granted marketing authorization pursuant to a de novo classification. We have subsequently received FDA clearance of a 510(k) pre-market notification for modifications to the AquaBeam Robotic System where we used the initially authorized device as the predicate device for our more recent 510(k) clearance.
PMA Approval Pathway
Class III devices require PMA approval before they can be marketed although some pre-amendment Class III devices for which the FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a preapproval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR.
The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.
Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness.

Clinical Trials
Clinical trials are almost always required to support a PMA or de novo request and are sometimes required to support a 510(k) submission. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.
Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board, or IRB, for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may impose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.
During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.
Post-Market Regulation
After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:
•establishment registration and device listing with the FDA;
•QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
•labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced and provide adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;
•clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of a supplement for certain modifications to PMA devices;

•medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•complying with the new federal law and regulations requiring Unique Device Identifiers, or UDI, on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;
•the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.
Manufacturing processes for medical devices are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, our facilities, records and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA. Our failure to maintain compliance with the QSR or other applicable regulatory requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.
The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:
•warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•recalls, withdrawals, or administrative detention or seizure of our products;
•operating restrictions or partial suspension or total shutdown of production;
•refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;
•withdrawing 510(k) clearances or PMA approvals that have already been granted;
•refusal to grant export or import approvals for our products; or
•criminal prosecution.
Regulation of Medical Devices in the EEA
There is currently no premarket government of medical devices in the EEA (which is comprised of the 28 Member States of the EU plus Norway, Liechtenstein and Iceland). However, all medical devices placed on the market in the EEA must meet the relevant essential requirements laid down in Annex I of Directive 93/42/EEC concerning medical devices, or the Medical Devices Directive, and the regulations laid down in the 2017/745, or the Medical Device Regulations. There is also a directive specifically addressing Active Implantable Medical Devices (Directive 90/385/EEC). The most fundamental essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment, and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter. Compliance with a standard developed to implement an essential requirement also creates a rebuttable presumption that the device satisfies that essential requirement.
To demonstrate compliance with the essential requirements laid down in Annex I to the Medical Devices Directive, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Conformity assessment procedures require an assessment of available clinical evidence, literature data for the product and post-market experience in respect of similar products already marketed. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a Notified Body. Notified bodies are often separate entities and are authorized or licensed to perform such assessments by government authorities. The notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EEA. Once the product has been placed on the market in the EEA, the manufacturer must comply with requirements for reporting incidents and field safety corrective actions associated with the medical device.
In order to demonstrate safety and efficacy for their medical devices, manufacturers must conduct clinical investigations in accordance with the requirements of Annex X to the Medical Devices Directive, Annex 7 of the Active Implantable Medical Devices Directive, and applicable European and International Organization for Standardization standards, as implemented or adopted in the EEA member states. Clinical trials for medical devices usually require the approval of an ethics review board and approval by or notification to the national regulatory authorities. Both regulators and ethics committees also require the submission of serious adverse event reports during a study and may request a copy of the final study report.
On May 25, 2017 the new Medical Devices Regulation, or 2017/745 or MDR, was adopted by the European Parliament, which repeals and replaces the EU Medical Devices Directive and the Active Implantable Medical Devices Directive. Following its entry into application on May 26, 2021, the MDR will introduce substantial changes to the obligations with which medical device manufacturers must comply in the EU. High risk medical devices will be subject to additional scrutiny during the conformity assessment procedure. Unlike directives, which must be implemented into the national laws of the EEA member states, the regulations would be directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation.
On the effective date, May 26, 2021, the new regulations will among other things:
•strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU;
•strengthened rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.
We are subject to regulations and product registration requirements in many foreign countries in which we may sell our products, including in the areas of:
•design, development, manufacturing and testing;
•product standards;

•product safety;
•product safety reporting;
•marketing, sales and distribution;
•packaging and storage requirements;
•labeling requirements;
•content and language of instructions for use;
•clinical trials;
•record keeping procedures;
•advertising and promotion;
•recalls and field corrective actions;
•post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
•import and export restrictions;
•tariff regulations, duties and tax requirements;
•registration for reimbursement; and
•necessity of testing performed in country by distributors for licensees.
The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements.
We expect this revised regulation to include further controls and requirements on the following activities:
•high level of request for premarket clinical evidence for high risk devices;
•increased scrutiny of technical files for implantable devices;
•monitoring of notified bodies, by independent auditors;
•increased requirements regarding vigilance and product traceability (specifically related to labeling requirements); and
•increased regulation for non-traditional roles such as importer and distributor.
Federal, State and Foreign Fraud and Abuse and Physician Payment Transparency Laws
In addition to FDA restrictions on marketing and promotion of drugs and devices, other federal and state laws restrict our business practices. These laws include, without limitation, foreign, federal, and state anti-kickback and false claims laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers.
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including stock, stock options, and the compensation derived through ownership interests.
Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Our arrangements with physicians, hospitals and other persons or entities who are in a position to refer may not fully meet the stringent criteria specified in the various safe harbors. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
Violations of the federal Anti-Kickback Statute may result in significant civil monetary penalties for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including significant criminal fines and imprisonment, as well as exclusion from participation in government healthcare programs, including Medicare and Medicaid. Liability under the federal Anti-Kickback Statute may also arise because of the intentions or actions of the parties with whom we do business. Conduct and business arrangements that do not fully satisfy one of these safe harbor provisions may result in increased scrutiny by government enforcement authorities. The majority of states also have anti-kickback laws which establish similar prohibitions and, in some cases, may apply more broadly to items or services covered by any third-party payor, including commercial insurers and self-pay patients.
The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. In addition, private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the federal civil False Claims Act in the name of the government and share in the proceeds of any monetary recovery. Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Penalties for federal civil False Claim Act violations include penalties for each false claim, plus up to three times the amount of damages sustained by the federal government and, most critically, may provide the basis for exclusion from the federally funded healthcare program. There are also criminal penalties for making or presenting of a claim to the government knowing such claim to be false, fictitious or fraudulent.
HIPAA created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
Many foreign countries have similar laws relating to healthcare fraud and abuse. Foreign laws and regulations may vary greatly from country to country. For example, the advertising and promotion of our products is subject to EU Directives concerning misleading and comparative advertising and unfair commercial practices, as well as other EEA Member State legislation governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
Additionally, there has been a recent trend of increased foreign, federal, and state regulation of payments and transfers of value provided to healthcare professionals or entities. The federal Physician Payments Sunshine Act requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS, information related to payments or and other “transfers of value” made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives) and teaching hospitals, and requires applicable manufacturers to report annually to CMS ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” to such physician owners. Certain foreign countries and U.S. states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.

Healthcare Reform Measures
In the United States, there have been, and may continue to be, a number of legislative and regulatory changes to the healthcare system. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services.
By way of example, in the United States, the ACA was enacted in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts our industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which have impacted existing government healthcare programs and will result in the development of new programs. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the Supreme Court ruled that states and individuals lacked standing to challenge the constitutionality of the ACA’s individual mandate, post-repeal of its associated tax penalty. Additionally, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, from February 15, 2021 through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, and in connection with subsequent legislation, reduced Medicare payments to providers of, on average, 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a 1% reduction from April 1, 2022 through June 30, 2022, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several categories of healthcare providers, including hospitals, and increased the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years. The current presidential administration and Congress may continue to pursue significant changes to the current healthcare laws.
Data Privacy and Security Laws
Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, and consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, HIPAA, as amended by HITECH, and their implementing regulations, impose obligations, including mandatory contractual terms, on certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates and covered subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information. In addition, certain foreign laws govern the privacy and security of personal information, including health-related information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
Anti-Bribery and Corruption Laws
Our U.S. operations are subject to the FCPA. We are required to comply with the FCPA, which generally prohibits covered entities and their employees, agents and intermediaries from engaging in bribery or authorizing, promising, providing, or offering, directly or indirectly, anything of value to foreign officials for the purpose of obtaining or retaining business or other benefits. In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which requires such companies to maintain complete and accurate books and records and maintain a system of internal accounting controls. We also are subject to similar anticorruption laws and regulations implementing the Organization for Economic Co-operation and Development’s Convention on Combating Bribery of Foreign Public Officials in International Business Transactions.
Facilities
Our principal office is located at 900 Island Drive, Redwood City, California, where we lease approximately 43,485 square feet of office space. We lease this space under a lease that terminates on October 29, 2023. On December 31, 2021, we entered into a lease agreement for two existing buildings, comprising approximately 158,221 square feet of space, in San Jose, California. The term of the lease is anticipated to commence no later than December 31, 2022, and continue for 122 months following the lease commencement, with two five year options to extend the term of the lease. This facility is expected to support our expected growth in headcount and production volume.
Employees and Human Capital Resources
We employ a growing and skilled employee base across all functions focused on attaining our vision of becoming the treatment of choice in all prostates and united by our shared values. As of December 31, 2021, we had 234 employees.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, engaging, incentivizing and integrating our existing and additional employees. Our recruiting practices and decisions on whom to hire are among our most important activities and we strive to recruit a diverse team of people who align with our values. Our compensation programs are designed to align the compensation of our employees with PROCEPT BioRobotics’ performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. Our team strives to develop and implement compensation and benefits policies and programs that are grounded in the competitive market, support our business objectives and pay for performance, whilst managing for fiscal responsibility. We provide our employees with competitive fixed and variable pay, company equity programs, access to health and life insurance benefits, disability coverage, 401(k) program, employee stock purchase plan, paid time off and numerous well-being benefits. Our equity incentive plans are designed to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based awards which create ownership and participation in our value creation. In order to assess and improve employee retention and engagement, we survey employees frequently with the assistance of third-party consultants and take actions to address areas of employee concern.
Due to the essential nature of our business, we have continued operating during the COVID-19 pandemic and health and safety of our employees is a key focus. In response to the pandemic, we have established safety protocols and work from home flexibility where possible to protect our employees. Employees that work on site are required to adhere to protocols following guidelines issued by the Centers for Disease Control or mandated by local regulations. We regularly communicate regarding safety protocols, potential exposures and changes that are made based on the COVID-19 transmission rate.
Legal Proceedings
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
Available Information
We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after they have been filed with the SEC. Our website address is www.procept-biorobotics.com. Information on our website is not part of this report. The SEC maintains a website that contains the materials we file with the SEC at www.sec.gov.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline.
Risks Related to Our Business
We are an early-stage company with a history of significant net losses, we expect to continue to incur operating losses for the foreseeable future and we may not be able to achieve or sustain profitability.
We have incurred significant net losses in each reporting period since our inception. For the years ended December 31, 2021 and 2020, we had a net loss of and $59.9 million and $53.0 million, respectively. We expect to continue to incur additional losses in the future. As of December 31, 2021, we had an accumulated deficit of $261.5 million. To date, we have financed our operations primarily through net proceeds from our initial public offering in September 2021 and the sale of our redeemable convertible preferred stock in private placements, indebtedness, including our loan and security agreement, and, to a lesser extent, product revenue from sales of our AquaBeam Robotic System and single-use disposable handpieces. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, costs related to our sales and marketing efforts, including costs related to clinical and regulatory initiatives to obtain marketing approval, and infrastructure improvements.
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
As of December 31, 2021, we had $50.0 million outstanding in the form of a term loan under our loan and security agreement with Oxford Finance LLC, which was entered into in September 2019. The loan is secured by substantially all of our assets, including all of the capital stock held by us, if any. The loan and security agreement contains a number of restrictive covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. See the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”
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
Since our inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily by net proceeds from our initial public offering in September 2021 and the sale of our redeemable convertible preferred stock in private placements, indebtedness and, to a lesser extent, product revenue from sales of our AquaBeam Robotic System and single-use disposable handpieces. As of December 31, 2021, we had $304.3 million in cash and cash equivalents, and an accumulated deficit of $261.5 million. Based on our current operating plan, we currently believe that our cash and cash equivalents, anticipated revenue and available debt financing arrangements, will be sufficient to meet our capital requirements and fund our operations through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Changing circumstances could result in lower revenues or cause us to consume capital significantly faster than we currently anticipate, and we may need to raise capital sooner or in greater amounts than currently expected because of circumstances beyond our control.
We may require additional capital in the future as we expect to continue to expand our sales and marketing organization, invest in clinical trials and registries that are designed to provide clinical evidence of the safety and efficacy of our products and research and development of product improvements and future products. Moreover, we expect to continue to incur additional expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations and other expenses. To the extent additional capital is necessary, there are no assurances that we will be able to raise additional capital on favorable terms or at all, and therefore we may not be able to execute our business plan. Our future funding requirements will depend on many factors, including:
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
Our customers typically bill third-party payors for the costs and fees associated with the procedures in which our products are used. Effective January 1, 2020, hospitals receive an additional payment for the single-use handpiece when performing Aquablation therapy on Medicare patients in the hospital outpatient setting until December 31, 2022. When that payment expires, hospitals will no longer receive separate reimbursement for our device and instead, receive a single bundled payment rate intended to cover the costs of all items and services, including our products, used during the Aquablation therapy. Some of our target customers may be unwilling to adopt our products in light of potential additional associated cost. In addition, customers that perform the procedure may be subject to reimbursement claim denials upon submission of the claim. Customers may also be subject to recovery of overpayments if a payor makes payment for the claim and subsequently determines that the payor’s coding, billing or coverage policies were not followed. These events, or any other decline in the amount payors are willing to reimburse our customers, could make it difficult for existing customers to continue using or to adopt our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.
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

These risks are likely to be exacerbated by our limited experience with our current products and manufacturing processes. For instance, in both 2019 and 2021, we initiated voluntary recalls for a limited number of lots of our handpiece. These were both due to certain issues related to our supply chain and manufacturing processes. We have remedied the issue leading to the 2019 and 2021 recalls as we continue to develop and improve our manufacturing processes to scale the production of our handpieces at a higher volume. As demand for our products increases, we will have to invest additional resources to purchase components, sub-assemblies and materials, hire and train employees and enhance our manufacturing processes. If we fail to increase our production capacity efficiently, we may not be able to fill customer orders on a timely basis, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline. In addition, although some future products may share product features, components, sub-assemblies and materials with our existing products, the manufacture of these products may require modification of our current production processes or unique production processes, the hiring of specialized employees, the identification of new suppliers for specific components, sub-assemblies and materials or the development of new manufacturing technologies. It may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable or to maintain current operating margins, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
We currently warrant each AquaBeam Robotic System against defects in materials and workmanship for a period of approximately 12 months from the installation of our product by a customer. We also expect to continue to provide technical and other services to customers beyond the warranty period pursuant to a supplemental service plan that we sell for our AquaBeam Robotic System. We have a limited history of commercial placements from which to judge our rate of warranty claims, and we expect that the number of warranty claims we receive may increase as we scale our operations and as our existing commercial placements age. If product returns or warranty claims are significant or exceed our expectations, we could incur unanticipated reductions in sales or additional operating expenditures for parts and service. In addition, our reputation could be damaged and our products may not achieve the level of market acceptance that we are targeting in order to achieve and maintain profitability. Unforeseen warranty exposure could negatively impact our business and financial results.
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
Our information technology systems, or those used by third party service providers, partners, our contractors or consultants, may fail or suffer security breaches, and such failure could negatively affect our business, financial condition and results of operations.
We depend on our information technology systems for the efficient functioning of our business, including the manufacture, distribution and maintenance of our products, as well as for accounting, data storage, compliance, purchasing, inventory management and other related functions. We do not have redundant information technology in all aspects of our systems at this time. Despite the implementation of security and back-up measures, our internal computer, server, and other information technology systems as well as those of our third-party partners, consultants, contractors, suppliers, and service providers, may be vulnerable to attack and damage from physical or electronic break-ins, accidental or intentional exposure of our data by employees or others with authorized access to our networks, computer viruses, malware, ransomware, malicious code, phishing attacks and other social engineering schemes, denial or degradation of service attacks, attacks by sophisticated nation-state and nation-state-supported actors, supply chain attacks, natural disasters, terrorism, war, telecommunication and electrical failure, denial of service, and other cyberattacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of sensitive, and/or proprietary data, including health-related and other personal information, and could subject us to significant liabilities and regulatory and enforcement actions, and reputational damage. We and certain of our partners or service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Such theft could also lead to loss of intellectual property rights through disclosure of our proprietary business information, and such loss may not be capable of remedying. If we or our third-party partners, consultants, contractors, suppliers, or service providers were to suffer an attack or breach, for example, that resulted in the unauthorized access to or use or disclosure of health-related or other personal information, we may have to notify consumers, partners, collaborators, government authorities, and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions, and litigation, any of which could harm our business and reputation. Likewise, we rely on third parties to conduct clinical trials, and similar events relating to their computer systems and networks could also have a material adverse effect on our business. The COVID-19 pandemic has generally increased the risk of cybersecurity intrusions. Our reliance on internet technology and the number of our employees who are working remotely may create additional opportunities for cybercriminals to exploit vulnerabilities. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
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
Actual of perceived failure to comply with data protection, privacy and security laws, regulations, standards and other requirements could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.
The global data protection landscape is rapidly evolving, and we are or we may become subject to federal, state, and foreign data protection laws, regulations and requirements governing the collection, use, disclosure, retention and security of personal information. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations that govern the collection, processing, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder, or collectively, HIPAA, imposes obligations on “covered entities,” including certain health care providers, health plans, and health care clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Entities that are found to be in violation of HIPAA, whether as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by the Department of Health and Human Services, or HHS, may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Depending on the facts and circumstances, we could be subject to penalties if we violate HIPAA.
Even when HIPAA does not apply, according to the Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of the Federal Trade Commission Act. The FTC and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
In addition, certain state laws govern the privacy and security of health-related and other personal information, many of which may differ from each other, thus, complicating compliance efforts. For example, California recently enacted the California Consumer Privacy Act, or CCPA, which creates individual privacy rights for California consumers (as defined in the law), including the right to opt out of certain disclosures of their information, and places increased privacy and security obligations on entities handling certain personal data of consumers or households and may apply to us in the future. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as other states or the federal government may follow California's lead and increase protections for U.S. residents. For example, on March 2, 2021, the Virginia Consumer Data Protection Act, which will take effect on January 1, 2023, was signed into law. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase its compliance costs and adversely affect its business.
Foreign data protection laws, including the General Data Protection Regulation, or GDPR, which went into effect in May 2018, may also apply to our processing of health-related and other personal data regardless of where the processing in question is carried out.
The GDPR imposes stringent requirements for controllers and processors of personal data of individuals within the European Economic Area, or EEA. The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect, process, and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA Member States governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions involve the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA to jurisdictions deemed to have inadequate, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the UK SCCs expected to come into force in March 2022, with a two-year grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Further, from January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. On June 28, 2021, the EU Commission adopted an adequacy decision to enable data transfers from EU Member States to the UK for a four-year period, subject to subsequent extensions.
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
No customers accounted for more than 10% of revenue during the years ended December 31, 2021 and 2020. One of our customers accounted for 11% of accounts receivable at December 31, 2021. Two of our customers accounted for 22% and 13% of accounts receivable at December 31, 2020. While we believe this concentration is primarily attributable to our limited history of commercial operations, until we are able to achieve broader market acceptance of our AquaBeam Robotic System and Aquablation therapy, we may face risks associated with a more concentrated customer base. There are risks whenever a significant percentage of revenue is concentrated with a limited number of customers. For example, revenue from these customers may fluctuate from time to time based on these customers’ business needs, the timing of which may be affected by market conditions or other facts outside of our control. These customers could also potentially pressure us to reduce the prices we charge for our single-use disposable handpieces, which could have an adverse effect on our margins and financial position and could negatively affect our revenue and results of operations. If any of our largest customers terminates its relationship with us, such termination could negatively affect our revenues and results of operations.
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
As of December 31, 2021, we had U.S. federal and state net operating loss, or NOL, carryforwards of approximately $215.0 million and $123.5 million, respectively, and U.S. federal and state research and development credit carryforwards of $4.2 million and $3.4 million, respectively. NOLs incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of current year taxable income. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change by value in its equity ownership over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset post-change taxable income. Similar rules may apply under state tax laws. Our existing NOLs and research and development credit carryforwards have been, and may in the future be, subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a future change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability. In addition, for state income tax purposes, the extent to which states will conform to the federal laws is uncertain and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state NOLs and tax credits in tax years beginning after 2019 and before 2023.
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
By way of example, in the United States, the ACA was enacted in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts our industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which have impacted existing government healthcare programs and will result in the development of new programs. Since its enactment, there have been numerous amendments to the ACA and revisions to implementing regulations, along with judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the Supreme Court ruled that states and individuals lacked standing to challenge the constitutionality of the ACA’s individual mandate, post-repeal of its associated tax penalty. Additionally, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, from February 15, 2021 to August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, and in connection with subsequent legislation, reduced Medicare payments to providers of, on average, 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a 1% reduction from April 1, 2022 through June 30, 2022, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several categories of healthcare providers, including hospitals, and increased the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years.
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
•the Physician Payments Sunshine Act, or Sunshine Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments made in the preceding calendar year and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•foreign and state laws and regulations, including state payment reporting, anti-kickback and false claims laws, that may apply to items or services reimbursed by any third-party payor, including private insurers; foreign and state laws that require medical device companies to comply with the medical device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government and other national governments, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and foreign and state laws and regulations that require drug and device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the QSR, facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents.
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
The 510(k), de novo or PMA processes can be expensive, lengthy and unpredictable. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA or de novo request generally requires the performance of one or more clinical trials. Despite the time, effort and cost, a device may not be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory clearances or approvals could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the device, which may limit the market for the device.
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
We believe some of our future products will require FDA clearance of a 510(k). Other future products may require the approval of a PMA. In addition, some of our future products may require clinical trials to support marketing authorization and we may not successfully complete these clinical trials. The FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for

510(k) clearance or PMA approval of new products. Failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.
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
If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, then the manufacturer must apply for a new 510(k) clearance or possibly a PMA approval. If we determine that modifications to our AquaBeam Robotic System require a new 510(k) clearance or PMA application, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. Obtaining clearances and approvals can be a time-consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.
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
We or our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products. For instance, in 2021 we initiated a voluntary recall for a limited number of lots of our handpiece due to certain issues related to our supply chain. We have remedied these issues as we developed our manufacturing processes to scale the production of our handpieces at a higher volume. In addition, failure to comply with applicable FDA requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things: warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals; seizures or recalls of our products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for our products; clinical holds; refusal to permit the import or export of our products; and criminal prosecution of us, our suppliers, or our employees.
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
Medical devices can experience performance problems in the field that require review and possible corrective action. The occurrence of component failures, manufacturing errors, software errors, design defects or labeling inadequacies affecting a medical device could lead to a government-mandated or voluntary recall by the device manufacturer, in particular when such deficiencies may endanger health. The FDA requires that certain corrections and removals be reported to the FDA within 10 working days after such correction or removal is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our AquaBeam Robotic System in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. Product recalls may divert management attention and financial resources, expose us to product liability or other claims, harm our reputation with customers and adversely impact our business, financial condition and results of operations.
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
Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced steps that the FDA intended to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old.
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
Initiating and completing clinical trials necessary to support any future PMA applications or de novo requests, or to provide additional safety and efficacy data beyond those typically required for a 510(k) clearance, for our possible future product candidates, will be time-consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials. The results of preclinical studies and clinical trials of our products conducted to date and ongoing or future studies and trials of our current, planned or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Our interpretation of data and results from our clinical trials do not ensure that we will achieve similar results in future clinical trials. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in preclinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials. Products in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials. Failure can occur at any stage of clinical testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned.
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
We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with good clinical practice, or GCP, requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study in accordance with GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new product applications to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
Additionally, we may be subject to claims from third parties challenging ownership interest in or inventorship of intellectual property rights we regard as our own, based on claims that our agreements with employees or consultants obligating them to assign their intellectual property rights to us are ineffective or in conflict with prior or competing contractual obligations to assign inventions and intellectual property rights to another employer, to a former employer, or to another person or entity. Litigation may be necessary to defend against such claims, and it may be necessary or we may desire to obtain a license to such third party’s intellectual property rights to settle any such claim, however, there can be no assurance that we would be able to obtain such license on commercially reasonable terms, if at all. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our AquaBeam Robotic System and our other current and future products, services or technology. If we were to lose exclusive ownership of such intellectual property, other owners may be able to license their rights to other third parties, including our competitors. We also may be required to obtain and maintain licenses from third parties, including parties involved in any such disputes. Such licenses may not be available on commercially reasonable terms, or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture and commercialization of our AquaBeam Robotic System, or our other current or future products, services and technologies, and we could be prohibited from using our other technologies, features or intellectual property rights that are essential to our products or services, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of another person or entity, including another or former employers. An inability to incorporate technologies, features or other intellectual property rights that are important or essential to our products or services could have a material adverse effect on our business, financial condition, results of operations, and competitive position, and may prevent us from developing, manufacturing and/or selling our products or services. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management and our employees. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to develop, manufacture and/or commercialize our products or services, which could materially and adversely affect our business, financial condition and results of operations. The loss of exclusivity or the narrowing of our patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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
•additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales;
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
As of December 31, 2021, our executive officers, directors and 5% stockholders beneficially own a substantial amount of our common stock. Therefore these stockholders will have the ability to influence us through this ownership position. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.
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
Risks Related to Being a Public Company
If we are not able to maintain adequate internal control over financial reporting, or if we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the trading price of our common stock could decline.
We are subject to the periodic reporting requirements of the Exchange Act. As a result, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As a result of becoming a public company, we will be required, in order to comply with the SEC’s rules and regulations, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As previously reported, in connection with the preparation of our consolidated financial statements, a material weakness in our internal control over financial reporting was identified as of December 31, 2020, which was remediated as of December 31, 2021.
If we are not able to maintain adequate internal control over financial reporting, or if we identify material weaknesses in future periods, we may not be able to produce timely or accurate financial statements, investors may lose confidence in our operating results, and the trading price of our common stock could decline.
In addition, once we cease to be an “emerging growth company” under the federal securities laws, our auditors will be required to express an opinion on the effectiveness of our internal control over financial reporting in order to comply with the SEC’s rules and regulations. While we may remain an “emerging growth company” until as late as December 31, 2026, the fiscal year-end following the fifth anniversary of the completion of our IPO, we may cease to be an “emerging growth company” earlier under certain circumstances and that could accelerate our timeline for complying with Section 404(b).
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
By disclosing information in this Annual Report on Form 10-K and in future filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal office is located at 900 Island Drive, Redwood City, California, where we lease approximately 43,485 square feet of office space. We lease this space under a lease that terminates on October 29, 2023. We intend to add new facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
On December 31, 2021, we entered into a lease for two existing buildings, comprising approximately 158,221 square feet of space, located in San Jose, California. The term of the lease is anticipated to commence no later than December 31, 2022, and continue for 122 months following the lease commencement, with two five year options to extend the term of the lease. We intend to relocate our operations to the facility in San Jose prior to the end of the term of the lease for our facility in Redwood City, California.
Item 3. Legal Matters
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
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities
Market Information
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “PRCT” since September 14, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of Common Stock
As of February 28, 2022, there were 204 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors our board of directors deems relevant, and subject to the restrictions contained in any future financing instruments. In addition, our ability to pay cash dividends is currently restricted by the terms of our loan and security agreement with Oxford Finance LLC. Our ability to pay cash dividends on our capital stock in the future may also be limited by the terms of any preferred securities we may issue or agreements governing any additional indebtedness we may incur.
Recent Sales of Unregistered Securities
During the year ended December 31, 2021, we issued the following securities which were not registered under the Securities Act of 1933, as amended:
1.In June 2021, we completed the sale of an aggregate of 4,447,530 shares of our Series G redeemable convertible preferred stock to certain investors at a purchase price of $19.1116 per share, for an aggregate purchase price of approximately $85.0 million. All of our shares of Series G redeemable convertible preferred stock converted into shares of our common stock immediately prior to the closing of our initial public offering.
2.During 2021, warrants were exercised for an aggregate of 82,159 shares of our Series E redeemable convertible preferred stock. All of our shares of Series E redeemable convertible preferred stock converted into shares of our common stock immediately prior to the closing of our initial public offering.
3.We granted stock options to employees, directors and consultants, covering an aggregate of 7,950,935 shares of our common stock under our 2008 Stock Plan, at exercise prices ranging from $4.37 to $12.35 per share, and have issued 2,613,697 shares of common stock upon exercise of stock options under our 2008 Stock Plan with an aggregate exercise price of $6.1 million.
The issuances of the securities in the transactions described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Rules 506 and 701 promulgated thereunder. The securities were issued directly by the registrant and did not involve a public offering or general solicitation. The recipients of such securities represented their intentions to acquire the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof.
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
Issuer Purchases of Equity Securities
None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes are included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors” and elsewhere in this report. Please also see the section titled “Cautionary Note Regarding Forward-Looking Statements.”
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. The AquaBeam Robotic System employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We designed our AquaBeam Robotic System to enable consistent and reproducible BPH surgery outcomes. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that are independent of prostate size and shape or surgeon experience. We have developed a significant and growing body of clinical evidence, which includes nine clinical studies and over 100 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of December 31, 2021, we had an install base of 130 AquaBeam Robotic Systems globally, including 78 in the United States.
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
In the United States, we sell our products to hospitals. We are initially targeting 860 high-volume hospitals that perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. Over time, we will gradually expand our focus to also include mid- and low-volume hospitals. These customers in turn bill various third-party payors, such as commercial payors and government agencies, for treatment payment of each patient. Effective in 2021, all local Medicare Administrative Contractors, or MACs, which represent 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states. We also have favorable coverage decisions from several large commercial payors, including Anthem, Cigna, Humana, Health Care Service Corporation, BlueCross – Massachusetts, Emblem Health, and CareFirst. We plan to leverage these recent successes in our active discussions with all commercial payors to establish additional positive national and regional coverage policies. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and improve payment which we believe will expand patient access to Aquablation therapy.
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
We generated revenue of $34.5 million and $7.7 million, for the years ended December 31, 2021 and 2020, respectively, and incurred a net loss of $59.9 million and $53.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $261.5 million.

We completed our IPO in September 2021, which raised $172.4 million, net of issuance costs. Previously, our primary sources of capital have been from private placements of redeemable convertible preferred securities and debt financing agreements. As of December 31, 2021, we have raised $337.1 million from private placements of redeemable convertible preferred securities from our investors. We expect our expenses will increase for the foreseeable future, in particular as we continue to make substantial investments in sales and marketing, operations and research and development. Moreover, we expect to incur additional expenses as a result of operating as a public company, including legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations, and other administrative and professional services expenses. Based on our operating plan, we currently believe that our existing cash and cash equivalents, anticipated revenue and available debt financing arrangements will be sufficient to meet our capital requirements and fund our operations through at least the next twelve months from the issuance date of the financial statements. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional public equity or debt securities or obtain an additional credit facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.
Factors Affecting Our Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. While these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information. These factors include:
•Grow our install base of AquaBeam Robotic Systems: As of December 31, 2021, we had an install base of 130 AquaBeam Robotic Systems globally, including 78 in the United States. In the United States, we are initially focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We are initially targeting 860 high-volume hospitals that we estimate perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. To penetrate these hospitals, we will continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. As we increase our install base of AquaBeam Robotic systems our revenue will increase as a result of the system sale and resulting utilization.
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
•Reimbursement and coverage decisions by third-party payors. Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover all or part of the cost of procedures using our AquaBeam Robotic System. The revenue we are able to generate from sales of our products depends in large part on the availability of sufficient reimbursement from such payors. Effective in 2021, all local MACs, representing 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states. We believe that these favorable coverage decisions have been a catalyst for hospital adoption of our AquaBeam Robotic System. We believe our strong body of clinical evidence and support from key societies, supplemented by the momentum from Medicare coverage, have led to favorable coverage decisions from several large commercial payors, including Anthem, Cigna, Humana, Health Care Service Corporation, BlueCross – Massachusetts, Emblem Health, and CareFirst. We plan to leverage these recent successes in our active discussions with commercial payors to establish additional positive national and regional coverage policies. We believe that additional commercial payor coverage will contribute to increasing utilization of our system over time. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and further improve patient access to Aquablation therapy.
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
These measures and challenges have decreased the number of BPH procedures generally, and consequently could have slowed adoption of our AquaBeam therapy and may have impacted our ability to sell our AquaBeam Robotic System. We believe the number of our systems sold has been impacted as health care organizations globally have prioritized the treatment of patients with COVID-19, and as health care organizations continue to experience consequential economic disruptions from the COVID-19 pandemic such as budget shortfalls and staffing shortages. Numerous procedures have been and in certain jurisdictions in which we operate are continuing to be cancelled or delayed as a result of local public health measures and hospital policies. We have also experienced disruptions, and may experience future disruptions, including: delays in sales personnel becoming fully trained and productive; difficulties and delays in physician outreach and training physicians to use our AquaBeam Robotic System; restrictions on personnel to travel; delays in follow-ups of our clinical studies; challenges with maintaining adequate supply from third-party manufacturers of components and finished goods and distribution providers; and access to physicians for training and case support.
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

The following table presents revenue by significant geographical locations for the periods indicated:

	Year Ended December 31,
	2021	2020
United States	84%	53%
Outside the United States	16%	47%
Germany	*	31%
* Less than 10% of total net revenues for the period indicated.
We expect that both our U.S. and international revenue will increase in the near term as we continue to expand the install base of AquaBeam Robotic Systems and increase the related customer utilization. We expect our increase in revenues in absolute dollars to be larger in the United States.
Cost of Sales and Gross Margin
Cost of sales consists primarily of manufacturing overhead costs, material costs, warranty and service costs, direct labor and other direct costs such as shipping costs. A significant portion of our cost of sales currently consists of manufacturing overhead costs. These overhead costs include compensation for personnel, including stock-based compensation, facilities, equipment and operations supervision, quality assurance and material procurement. We expect our cost of sales to increase in absolute dollars for the foreseeable future primarily as, and to the extent, our revenue grows, or we make additional investments in our manufacturing capabilities, though it may fluctuate from period to period.
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
In connection with our sales of redeemable convertible preferred stock, we issued warrants to purchase shares of our Series B, Series D and Series E redeemable convertible preferred stock. We classify these warrants as a liability on our balance sheets that we remeasure to fair value at each reporting date with the corresponding change in fair value being recognized in our statements of operations. Upon completion of our IPO in September 2021, the redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital in stockholders’ equity (deficit) for warrants exercised and statement of operations for warrants expired.
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

Results of Operations
Comparison of Years Ended December 31, 2021 and 2020
The following table shows our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Revenue	$34,473	$7,717	$26,756	347%
Cost of sales	18,608	8,972	9,636	107
Gross profit	15,865	(1,255)	17,120	1,364
Gross margin	46%	(16)%

Operating expenses:
Research and development	18,993	16,275	2,718	17
Selling, general and administrative	51,036	30,272	20,764	69
Total operating expenses	70,029	46,547	23,482	50
Loss from operations	(54,164)	(47,802)	(6,362)	(13)
Interest expense	(5,810)	(5,261)	(549)	(10)
Interest and other income (expense), net	121	44	77	175
Net loss	$(59,853)	$(53,019)	(6,834)	(13)
Revenue

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
System sales and rentals	$21,868	$4,158	$17,710	426%
Hand pieces and other consumables	11,527	3,421	8,106	237
Service	1,078	138	940	681
Total revenue	$34,473	$7,717	26,756	347
Revenue increased $26.8 million, or 347%, to $34.5 million during the year ended December 31, 2021, compared to $7.7 million during the year ended December 31, 2020. The growth in revenue was primarily attributable to an increase of $24.2 million in the sales volumes of both our AquaBeam Robotic System and our single-use disposable handpieces in the United States, resulting from the expansion of insurance coverage and the increase in personnel in our sales and marketing organizations. In addition, sales of both our AquaBeam Robotic System and our single-use disposable handpieces outside of the United States increased by $1.6 million in sales volume.
Cost of Sales and Gross Margin
Cost of sales increased $9.6 million, or 107%, to $18.6 million during the year ended December 31, 2021, compared to $9.0 million during the year ended December 31, 2020. The increase in cost of sales was primarily attributable to the growth in the number of units sold.
Gross margin increased to 46% during the year ended December 31, 2021, compared to a negative 16% for the year ended December 31, 2020. The increase in gross margin was primarily attributable to the growth in unit sales, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units, and a higher percentage of sales in the United States at higher average selling prices.
Research and Development Expenses
R&D expenses increased $2.7 million, or 17%, to $19.0 million during the year ended December 31, 2021, compared to $16.3 million during the year ended December 31, 2020. The increase in R&D expenses was primarily due to employee-related expenses of our R&D organization. These expenses support ongoing product improvements and the development of additional and next generation technologies.

Selling, General and Administrative Expenses
SG&A expenses increased $20.8 million, or 69%, to $51.0 million during the year ended December 31, 2021, compared to $30.3 million during the year ended December 31, 2020. The increase in SG&A expenses was primarily due to employee-related expenses of our sales and marketing organization and reimbursement and administrative organizations as we expanded our infrastructure to drive and support our growth in revenue.
Interest Expense
Interest expense increased $0.5 million to $5.8 million during the year ended December 31, 2021, compared to $5.3 million during the year ended December 31, 2020. The increase in interest expense was due to higher borrowings during the year ended December 31, 2021 because we increased our borrowings during the year ended December 31, 2020 under our debt financing arrangements.
Interest and Other Income (Expense), Net
Interest and other income (expense), net, was consistent during the years ended December 31, 2021 and 2020.

Liquidity and Capital Resources
Overview
We completed our IPO in September 2021, which raised $172.4 million, net of issuance costs. Previously, our primary sources of capital have been from private placements of redeemable convertible preferred securities and debt financing agreements.
As of December 31, 2021, we had cash and cash equivalents of $304.3 million, an accumulated deficit of $261.5 million, and $50.0 million outstanding on our loan facility. We expect our expenses will increase for the foreseeable future, in particular as we continue to make substantial investments in sales and marketing, operations and research and development. Moreover, we expect to incur additional expenses as a result of operating as a public company, including legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations, and other administrative and professional services expenses. Our future funding requirements will depend on many factors, including:
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

Based on our operating plan, we currently believe that our existing cash and cash equivalents, anticipated revenue and available debt financing arrangements will be sufficient to meet our capital requirements and fund our operations through at least the next twelve months from the issuance date of the financial statements. We have based this estimate on assumptions that may prove to be wrong, and we may need to utilize additional available capital resources. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional public equity or debt securities or obtain an additional credit facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.
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
The remaining $15.0 million was originally available for draw through June 30, 2021 contingent upon achieving $25.0 million in trailing six months revenue. In January 2021, the third installment was amended to be available for draw through March 31, 2022 contingent upon our achieving $6.4 million trailing six months revenue prior to June 30, 2021, and the fourth installment was amended to be available for draw though June 30, 2022. The facility bears an interest rate of the greater of (i) 9.37% and (ii) 7.17% plus 30-day LIBOR. The facility includes customary negative covenants that, among other things, restrict our ability to incur indebtedness or enter into certain change of control transactions. It also contains customary events of default that would result in the termination of the commitments under the facility and permit the lender to accelerate payment on outstanding borrowings. As of December 31, 2021, we were in compliance with all covenants under the facility. The initial term of the facility is 60 months with interest-only payments, with the repayment of principal being amortized over a period of: 36 months, if we fail to achieve the revenue target for the third installment, 24 months if we achieve the revenue target for the third installment but have not raised at least $50.0 million in an initial public offering, or 12 months if we achieve the revenue target for the third installment and raise at least $50.0 million in an initial public offering. Upon completion of raising over $50.0 million in our IPO in September 2021, interest-only payments was extended an additional 12 months followed by 12 months amortization of principal and interest. We pledged substantially all of our assets as collateral for the loan. Commencing with the quarter ended June 30, 2021, we are required to achieve revenue for the previous six months ended equal to 70% of the forecast for the commensurate quarterly period. Additionally, in connection with the loan facility, we are obligated to pay a fee upon the earlier occurrence of a defined liquidity event, including but not limited to, a merger or sale of our assets or voting stock, or our achieving a $200.0 million trailing twelve months revenue target, in each case, by September 2029. The fee is calculated at the time of the liquidity event occurrence to be $1.0 million if only the first installment has been drawn, $2.0 million if the first two installments have been drawn, $2.4 million if the first three installments have been drawn, or $3.0 million if all four installments have been drawn, in each case, upon the occurrence of the liquidity event. As of December 31, 2021, we had $50.0 million outstanding under the loan facility.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(57,334)	$(48,343)
Investing activities	(592)	(233)
Financing activities	262,116	106,771
Net increase in cash, cash equivalents and restricted cash	$204,190	$58,195

Net Cash Used in Operating Activities
During the year ended December 31, 2021, net cash used in operating activities was $57.3 million, consisting primarily of a net loss of $59.9 million and an increase in net operating assets of $4.7 million, partially offset by non-cash charges of $7.2 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization resulted in an increase in inventory, accounts receivable and prepaid expenses and other current assets, partially offset by an increase in other current liabilities, accrued compensation and accrued interest expense. Non-cash charges consisted primarily of stock-based compensation and depreciation.
During the year ended December 31, 2020, net cash used in operating activities was $48.3 million, consisting primarily of a net loss of $53.0 million and an increase in net operating assets of $0.5 million, partially offset by non-cash charges of $5.2 million. The cash used in operations was primarily due to the increase in net loss primarily due to the increase in operating expenses and interest expense to service the loan payable all of which support the commercialization and development. The expansion of our commercialization and development activities resulted in an increase in inventory, partially offset by an increase in accrued compensation and interest. Non-cash charges consisted primarily of depreciation and stock-based compensation.
Net Cash (Used in) Provided by Investing Activities
During the year ended December 31, 2021, net cash used in investing activities was $0.6 million, consisting of purchases of property and equipment.
During the year ended December 31, 2020, net cash used in investing activities was $0.2 million, consisting of purchases of property and equipment.
Net Cash Provided by Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities was $262.1 million, consisting primarily of net proceeds from our IPO of $172.4 million and the issuance of shares of our Series G redeemable convertible preferred stock of $84.7 million.
During the year ended December 31, 2020, net cash provided by financing activities was $106.8 million, consisting primarily of net proceeds from the issuance of shares of our Series F redeemable convertible preferred stock of $76.5 million and notes payable of $24.7 million.
Contractual Commitments and Contingencies
The information included in Note 9 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have any off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of the financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
While our significant accounting policies are more fully described in Note 2 of our consolidated financial statements included elsewhere in this prospectus, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Revenue Recognition
Revenue is derived primarily from the sales of the AquaBeam Robotic Systems, and handpieces that are for one-time use during each surgery using the AquaBeam Robotic System. The AquaBeam Robotic System contains both software and non-software components that are delivered together as a single product and generally contain a one-year warranty.
To determine revenue recognition for arrangements that we determine are within the scope of Accounting Standards Codification, or ASC, Topic 606, “Revenue from Contracts with Customers,” or ASC 606, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy the performance obligations. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct based on the contract.
The contracts are typically in the form of an agreement and a purchase order from the customer. Our AquaBeam Robotic System sales generally contain multiple products and services and can include a combination of the following performance obligations: robotic system, handpieces and consumables, and service.
The Company determines the transaction price it expects to be entitled to in exchange for transferring the promised product to the customer, which is based on the invoiced price for the products. All prices are at fixed amounts per the sales agreement with the customer and there are generally no discounts, rebates or other price concessions or a right of return, once the agreement is signed.
For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which we separately sell the products or services. If a standalone selling price is not directly observable, then we estimate the standalone selling price considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, and type of customer. We regularly review standalone selling prices and updates these estimates as necessary.
We recognize revenue as the performance obligations are satisfied by transferring control of the product or service to a customer. We generally recognize revenue for the performance obligations at the following points in time:
AquaBeam Robotic Systems - For systems (including system components and system accessories) sold directly to end customers, revenue is recognized when we transfer control to the customer, which is generally at the time of delivery. Systems rented for a fixed monthly fee during an evaluation period, typically three to 12 months, are recognized as revenue straight-line during the lease term, in accordance with ASC 842, and are not material. For systems sold following an evaluation period, revenue is recognized generally once sales terms are mutually agreed (as the system is already installed at the customer site). For systems sold through distributors, revenue is recognized generally at the time of delivery. Our system arrangements generally do not provide a right of return. The systems are generally covered by a one-year service agreement. The service agreements have a stand alone selling price and are typically recognized as deferred revenue and amortized over the one-year service period.
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
We determined that certain promises in the multiple-element arrangements, such as installation, training and certain ancillary products, are immaterial, and/or do not represent separate performance obligations for which transaction price is allocated.
The timing of revenue recognition may differ from the timing of invoicing to customers. We record deferred revenue when revenue is recognized subsequent to invoicing, such as service contracts, which are recognized ratably as revenue over the performance period, which is not material.

Our typical payment terms are between approximately 30 to 90 days. We expense shipping and handling costs as incurred and include them in the cost of sales. In those cases where shipping and handling costs are billed to customers, we classify the amounts billed as a component of revenue. Taxes collected from customers and remitted to governmental authorities are excluded from revenue. We expense any incremental costs of obtaining a contract, including but not limited to, sales commissions, as and when incurred as the expected amortization period of the incremental costs would have been less than one year and are reported in selling, general and administrative expense in the statements of operations and comprehensive loss.
We must make significant assumptions regarding the future collectability of amounts receivable from customers to determine whether revenue recognition criteria have been met. If collectability is not assured at the time of shipment, we defer revenue until such criteria have been met. Our standard terms and conditions of sale do not allow for product returns, and we generally do not allow product returns, except in the case of damaged goods, and we have not experienced any significant returns of our products.
Stock-Based Compensation
We maintain a payment equity incentive plan to provide long-term incentives for employees, consultants and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to consultants and non-employee directors.
We are required to determine the fair value of equity incentive awards and recognize compensation expense for all equity incentive awards made to employees and directors, including employee stock options. Stock-based compensation expense is recognized over the requisite service period in the statements of operations and comprehensive loss. We use the straight-line method for expense attribution. We amortize all stock-based compensation over the requisite service period of the awards, which is generally the same as the vesting period of the awards. We amortize the grant date fair value on a straight-line basis over the expected service periods. For performance-based grants, we estimate when and if they will be earned. If we consider such award to be probable, we recognize expense over the estimated service period, which would be the estimated period of performance. If we do not consider such awards probable of achievement, we recognize no amount of stock-based compensation. Additionally, we have elected to account for forfeitures as they occur.
The valuation model used for calculating the fair value of awards for stock-based compensation expense is the Black-Scholes option pricing model. The Black-Scholes option pricing model requires us to make assumptions and judgments about the variables used in the calculation, including the following:
Fair Value of Common Stock. As discussed in the subsection titled “—Common Stock Valuations” below, the fair value of the shares of our common stock underlying the stock options has historically been determined by our board of directors. Because there has been no public market for our common stock prior to the IPO, our board of directors had determined the fair value of our common stock at the time of grant of the option by considering a number of objective and subjective factors. Following the completion of our IPO in September 2021, the fair value of our common stock is determined based on the closing price of our common stock on The Nasdaq Global Market.
Expected Term. The expected term of stock options represents the weighted-average period that the stock options are expected to remain outstanding. We estimated the expected term based on the simplified method, which is the average of the weighted-average vesting period and contractual term of the option.
Expected Volatility. Since there has been no public market for our common stock and limited company specific historical volatility, we have determined the share price volatility for options granted based on an analysis of the volatility of a peer group of publicly traded companies. In evaluating similarity, we consider factors such as industry, stage of life cycle and size.
Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.
Expected Dividend Rate. We assumed the expected dividend rate to be zero as we have never paid dividends and have no current plans to do so.
See Note 8 to our consolidated financial statements included elsewhere in this prospectus for information concerning certain of the specific assumption we used in applying the Black-Scholes option pricing model to determine the fair value of our stock options granted in the years ended December 31, 2021 and 2020. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.
Common Stock Valuations
Our intent has been to grant all options with an exercise price not less than the fair value of our common stock underlying those options on the date of grant. We have determined the estimated fair value of our common stock at each valuation date in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid. Our board of directors, with the assistance of management, developed these valuations using significant judgment and taking into account numerous factors, including:
•valuations of our common stock with the assistance of independent third-party valuation specialists;
•our stage of development and business strategy, including the status of research and development efforts, of our products and product candidates, and the material risks related to our business and industry;
•our results of operations and financial position, including our levels of available capital resources;
•the valuation of publicly traded companies in the life sciences and medical device sectors, as well as recently completed mergers and acquisitions of peer companies;
•the prices of our redeemable convertible preferred stock sold to investors in arm’s length transactions and the rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock;
•the likelihood of achieving a liquidity event for the holders of our common stock, such as an initial public offering or a sale of our company given prevailing market conditions;
•the inability of our stockholders to freely trade our common stock in the public markets, resulting in a discount to reflect the lack of marketability of our common stock based on the weighted-average expected time to liquidity;
•trends and developments in our industry; and
•external market conditions affecting the life sciences and medical device industry sectors.
Our board of directors determined the fair value of our common stock by first determining the aggregate enterprise value of our business using the market approach, income approach or from the value implied by the latest round of equity financing, and then allocating the value among the various classes of our equity securities to derive a per share value of our common stock. The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the Practice Aid, we considered the option pricing method, or OPM, under which shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the preferred and common stock are inferred by analyzing these options.
For all options granted prior to our IPO in September 2021, our board allocated the enterprise value based on the OPM, which was determined to be the most appropriate method based on our stage of development and other relevant factors. OPM treats the rights of the holders of preferred and common stock as equivalent to call options on any value of the enterprise above certain break points of value based upon the liquidation preferences of the holders of preferred stock, as well as their rights to participation and conversion. Thus, the estimated value of the common stock can be determined by estimating the value of its portion of each of these call option rights. When valuing options granted around the time of an equity financing that is considered arms-length, OPM derives our equity value from the price of our securities issued in the equity financing. Following the completion of our IPO in September 2021, the fair value of our common stock is determined based on the closing price of our common stock on The Nasdaq Global Market.
Redeemable Convertible Preferred Stock Warrant Liability
We have issued freestanding warrants to purchase shares of convertible preferred stock to investors in connection with sales of certain of our redeemable convertible preferred stock. We classified these warrants as a derivative liability because they contained liquidation features that were not solely within our control. We recorded the fair value of the warrant on the balance sheet at the inception of such classification and adjusted to fair value at each financial reporting date. The changes in the fair value of the warrants were recorded in the statement of operations as a component of interest and other income or expense as appropriate. We continued to adjust the carrying value of the redeemable convertible preferred stock warrant liability for changes in the fair value of the warrants until the earlier of: the exercise of the warrants, at which time the liability was reclassified to temporary equity or the expiration of the warrant, at which time the entire amount was reversed and reflected in the consolidated statements of operations and comprehensive loss. Our assumptions with regard to the warrant valuation were based on estimates of the valuation of the underlying preferred stock, volatility, interest rate and such estimates could have varied significantly. Upon the completion of the Company’s IPO in September 2021, warrants exercised for redeemable convertible preferred stock were automatically converted into 62,454 shares of common stock and the remaining unexercised warrants expired.
Loan Facility Derivative Liability
We have determined that our obligation to pay success fees to a lender upon a successful liquidation event or achieving a revenue target represents freestanding financial instruments. The instrument is classified as a long-term liability in the consolidated balance sheets and is subject to remeasurement at each consolidated balance sheet date. Any change in fair value is recognized through other income (expense) in the consolidated statements of operations and comprehensive loss. We adjust the carrying values of the loan facility derivative liability for changes in fair value and will continue to do so until the earlier of cash payment or expiration. The assumptions used in determining the fair value of the obligation require significant judgment.
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
Recent Accounting Pronouncements
The information included in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures
Interest Rate Risk
Cash and cash equivalents of $304.3 million as of December 31, 2021, consisted of securities carried at quoted market prices with an original maturity of three months or less and therefore there is minimal risk associated with fluctuating interest rates. We do not currently use or plan to use financial derivatives in our investment portfolio.
In addition, as described above under the subsection titled “Indebtedness,” amounts outstanding under our loan facility bear interest at a floating rate equal to 7.17% plus the greater of 2.2% or 30-day LIBOR. As a result, we are exposed to risks from changes in interest rates. We do not believe that a hypothetical 100 basis point increase or decrease in interest rates or 30-day LIBOR would have had a material impact on our financial statements included elsewhere in this Annual Report on Form 10-K.

Credit Risk
We maintain our cash and cash equivalents with multiple financial institutions in the United States, and our current deposits are in excess of insured limits. We have reviewed the financial statements of these institutions and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.
Our accounts receivable primarily relate to revenue from the sale or rental of our products. One customers accounted for 11% of accounts receivable at December 31, 2021. We believe that credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms and diversity of our customer base.
Foreign Currency Risk
A portion of our net sales and expenses are denominated in foreign currencies, most notably the Euro. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States, are payable in foreign currencies and therefore expose us to currency risk. We do not believe that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have had a material impact on our financial statements included elsewhere in this Annual Report on Form 10-K.
We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe that inflation had a material effect on our financial statements included elsewhere in this Annual Report on Form 10-K.

Item 8. Financial Statements - Audited Financial Statements
PROCEPT BioRobotics Corporation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of PROCEPT BioRobotics Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PROCEPT BioRobotics Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 22, 2022
We have served as the Company’s auditor since 2020.

PROCEPT BioRobotics Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$304,320	$100,130
Accounts receivable, net	4,464	1,549
Inventory	13,147	6,924
Prepaid expenses and other current assets	4,242	1,653
Total current assets	326,173	110,256
Restricted cash	777	777
Property and equipment, net	5,045	8,274
Operating lease right-of-use assets, net	3,279	4,641
Intangible assets, net	1,750	2,023
Total assets	$337,024	$125,971
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$2,029	$1,240
Accrued compensation	6,475	4,640
Deferred revenue	1,025	233
Note payable – current portion	—	4,551
Operating lease – current portion	2,105	1,708
Convertible preferred stock warrant liability	—	177
Other current liabilities	4,608	1,977
Total current liabilities	16,242	14,526
Note payable – non-current portion	50,004	44,407
Operating lease – non-current portion	1,991	4,096
Loan facility derivative liability	1,496	1,782
Other non-current liabilities	200	200
Total liabilities	69,933	65,011
Commitments and contingencies (see Note 9)
Redeemable convertible preferred stock issuable in series, $0.00001 par value;
Authorized shares: none and 26,984 at and December 31, 2021 and 2020, respectively
Issued and outstanding shares: none and 25,402 at December 31, 2021 and 2020, respectively
Aggregate liquidation preference: none and $245,768 at December 31, 2021 and 2020, respectively	—	243,854
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value;
Authorized shares: 10,000 and none at December 31, 2021 and 2020, respectively
Issued and outstanding shares: none at December 31, 2021 and 2020	—	—
Common stock, $0.00001 par value;
Authorized shares: 300,000 and 40,000 at December 31, 2021 and 2020, respectively
Issued and outstanding shares: 43,676 and 4,713 at December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	528,666	18,788
Accumulated other comprehensive loss	(54)	(14)
Accumulated deficit	(261,521)	(201,668)
Total stockholders’ equity (deficit)	267,091	(182,894)
Total liabilities, convertible redeemable preferred stock and stockholders’ equity (deficit)	$337,024	$125,971
The accompanying notes are an integral part of these consolidated financial statements.

PROCEPT BioRobotics Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020

Revenue	$34,473	$7,717
Cost of sales	18,608	8,972
Gross profit	15,865	(1,255)
Operating expenses:
Research and development	18,993	16,275
Selling, general and administrative	51,036	30,272
Total operating expenses	70,029	46,547
Loss from operations	(54,164)	(47,802)
Interest expense	(5,810)	(5,261)
Interest and other income (expense), net	121	44
Net loss	$(59,853)	$(53,019)
Net loss per share, basic and diluted	$(3.63)	$(14.47)
Weighted-average common shares used to
compute net loss per share attributable to
common shareholders, basic and diluted	16,480	3,663
Other comprehensive loss:
Unrealized loss on cash equivalents	(40)	(18)
Comprehensive loss	$(59,893)	$(53,037)
The accompanying notes are an integral part of these consolidated financial statements.

PROCEPT BioRobotics Corporation
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	20,998	$173,068	2,290	$—	$4,808	$4	$(148,649)	$(143,837)
Conversion of redeemable convertible preferred stock to common stock	(1,474)	(9,520)	1,474	—	9,520	—	—	9,520
Issuance upon exercise of warrants	651	3,818	12	—	11	—	—	11
Issuance of redeemable convertible preferred stock, net of issuance costs of $496	5,227	76,488	—	—	—	—	—	—
Issuance upon exercise of options	—	—	937	—	2,276	—	—	2,276
Stock-based compensation expense	—	—	—	—	2,173	—	—	2,173
Unrealized loss on cash equivalents	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(53,019)	(53,019)
Balance at December 31, 2020	25,402	243,854	4,713	—	18,788	(14)	(201,668)	(182,894)
Issuance of redeemable convertible preferred stock, net of issuance costs of $290	4,448	84,710	—	—	—	—	—	—
Issuance upon exercise of warrants	62	970	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(29,912)	(329,534)	29,912	—	329,534	—	—	329,534
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions and offering expenses of $16,121	—	—	7,539	—	172,364	—	—	172,364
Issuance upon exercise of options	—	—	1,512	—	4,184	—	—	4,184
Stock-based compensation expense	—	—	—	—	3,796	—	—	3,796
Unrealized loss on cash equivalents	—	—	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	—	(59,853)	(59,853)
Balance at December 31, 2021	—	$—	43,676	$—	$528,666	$(54)	$(261,521)	$267,091

The accompanying notes are an integral part of these consolidated financial statements.

PROCEPT BioRobotics Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(59,853)	$(53,019)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,324	2,860
Stock-based compensation expense	3,796	2,173
Change in fair value of redeemable convertible preferred stock warrants and derivative liability	(199)	114
Non-cash lease adjustment	(345)	(157)
Inventory write-down	650	109
Other non-cash expense	—	60
Changes in operating assets and liabilities:
Accounts receivable, net	(2,914)	(511)
Inventory	(6,124)	(3,105)
Prepaid expenses and other current assets	(2,631)	(339)
Accounts payable	812	(205)
Accrued compensation	1,834	2,302
Accrued interest expense	1,045	1,049
Deferred revenue	792	127
Other liabilities	2,479	199
Net cash used in operating activities	(57,334)	(48,343)
Cash flows from investing activities:
Purchases of property and equipment	(592)	(233)
Net cash (used in) provided by investing activities	(592)	(233)
Cash flows from financing activities:
Proceeds from issuance of common stock from the exercise of stock options	4,184	2,288
Proceeds from issuance of common stock from the initial public offering, net of underwriting discounts, commissions and offering expenses	172,364	—
Proceeds from issuance of note payable, net of issuance costs	—	24,685
Proceeds from the exercise of redeemable convertible preferred stock warrants	858	3,310
Proceeds from issuance of Series F redeemable convertible preferred stock, net of issuance costs	—	76,488
Proceeds from issuance of Series G redeemable convertible preferred stock, net of issuance costs	84,710	—
Net cash provided by financing activities	262,116	106,771
Net increase in cash, cash equivalents and restricted cash	204,190	58,195
Cash, cash equivalents and restricted cash
Beginning of the period	100,907	42,712
End of the period	$305,097	$100,907
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$304,320	$100,130
Restricted cash	777	777
Cash, cash equivalents and restricted cash in balance sheets	$305,097	$100,907
Supplemental cash flow information
Interest paid	$4,750	$3,969
Non-cash investing and financing activities
Transfer of evaluation units from inventory to property and equipment, net	$(679)	$2,822
Property and equipment included in accounts payable and accrued expenses	$210	$210
Conversion of redeemable convertible preferred stock to common stock	$329,534	$—
The accompanying notes are an integral part of these consolidated financial statements.

PROCEPT BioRobotics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Liquidity
As of December 31, 2021, the Company had cash and cash equivalents of $304.3 million and an accumulated deficit of $261.5 million. In September 2021, the Company completed its initial public offering (“IPO”) for net proceeds of approximately $172.4 million, after deducting underwriting discounts and commissions, and offering expenses. Since its inception, the Company has financed its operations with a combination of debt and equity financing arrangements. The Company expects its cash and cash equivalents, revenue and available debt financing arrangements, will be sufficient to fund its operations through at least the next twelve months from the issuance date of these consolidated financial statements. The Company has not achieved positive cashflow from operations to date and expects to continue incurring losses for the foreseeable future as it focuses on growing its business.
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
2.    Summary of Significant Accounting Policies
Basis of Preparation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements. Management uses significant judgment when making estimates related to its common stock valuation in periods before the Company’s IPO and related stock-based compensation expense, right-of-use lease asset, lease liability, the valuations of the redeemable convertible preferred stock warrant liability and loan facility derivative liability, as well as certain accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
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

Initial Public Offering
In September 2021, the Company completed its IPO by issuing 6,556,000 shares of common stock, and the exercise of the underwriters option for 983,400 shares, at an offering price of $25.00 per share, for total net proceeds of approximately $172.4 million, after deducting underwriting discounts and commissions of $13.2 million and offering expenses of $2.9 million. Offering costs are capitalized, and consist of fees and expenses incurred in connection with the sale of common stock in its IPO, including legal, accounting, printing and other IPO-related costs. Upon completion of its IPO, these deferred offering costs were reclassified to stockholders’ equity and recorded against the proceeds from the offering. In addition, all 29,912,264 shares of its then-outstanding redeemable convertible preferred stock automatically converted into 29,912,264 shares of common stock and it reclassified $329.5 million of redeemable convertible preferred stock to additional paid-in capital on its consolidated balance sheet.
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

The following is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31,
	2021				2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Cash and cash equivalents:
Cash	$13,621	$—	$—	$13,621	$1,502	$—	$—	$1,502
Cash equivalents	290,699	—	—	290,699	98,628	—	—	98,628
Total cash and cash equivalents	$304,320	$—	$—	$304,320	$100,130	$—	$—	$100,130

Preferred stock warrant liability	$—	$—	$—	$—	$—	$—	$177	$177
Loan facility derivative liability	$—	$—	$1,496	$1,496	$—	$—	$1,782	$1,782
Cash equivalents consist primarily of money market funds.
There were no transfers in and out of Level 3 during the years ended December 31, 2021 and 2020.
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

	Year Ended December 31,
	2021	2020
Beginning of the period	$177	$870
Exercised	(113)	(508)
Cancelled	(16)	—
Change in fair value	(48)	(185)
End of the period	$—	$177
Upon the completion of the Company’s IPO in September 2021, warrants exercised for redeemable convertible preferred stock were automatically converted into 62,454 shares of common stock and the remaining unexercised warrants expired, therefore no warrants outstanding at December 31, 2021.
The fair value of the redeemable convertible preferred stock warrant liability was determined using the Black-Scholes option pricing model using the following assumptions:

Year Ended December 31,
2020
Expected life (years)	1.7
Expected volatility	68%
Risk-free interest rate	0.1%
Expected dividend rate	—%
Loan facility derivative liability
In connection with the Company’s loan facility, the Company is obligated to pay a fee upon the earlier occurrence of a defined liquidity event, including but not limited to, a merger or sale of our assets or voting stock, or achieving a $200.0 million trailing 12 months revenue target, in each case, by September 2029. The fee is calculated at the time of the liquidity event occurrence to be $1.0 million if only the first installment has been drawn, $2.0 million if the first two installments have been drawn, $2.4 million if the first three installments have been drawn, or $3.0 million if all four installments have been drawn, in each case, upon the occurrence of the liquidity event. As of December 31, 2021, the Company has drawn on the first two installments. The Company has determined this fee is a freestanding derivative instrument. The $1.4 million fair value of this loan facility derivative was recorded as a debt discount and liability on the date of issuance in connection with obtaining additional financing as applicable and will be revalued every reporting period until the earlier occurrence of a defined liquidity event or achieving a revenue target by September 2029 or termination of such fee arrangement.
The following table sets forth a summary of the changes in the estimated fair value of the Company’s loan facility derivative liability, classified as Level 3 (in thousands):

	Year Ended December 31,
	2021	2020
Beginning of the period	$1,782	$1,482
Issued	—	—
Payment of success fee	(150)	—
Change in fair value	$(136)	$300
End of the period	$1,496	$1,782
The fair value of the loan facility derivative liability was determined using a discounted cash flow calculation discounted at 10%.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and, to a lesser extent, accounts receivable. The Company believes that credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms and diversity of its customer base. The Company generally does not require collateral and losses on accounts receivable have historically been within management’s expectations.
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
Allowance for Doubtful Accounts
The Company provides for uncollectible accounts receivable by recording an allowance for doubtful accounts for balances deemed uncollectible. The Company evaluates the collectability of its accounts receivable based on known collection risks and historical experience. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g., bankruptcy filings, substantial downgrading of credit ratings), the Company records a specific allowance for bad debts against amounts due to reduce the carrying amount of accounts receivable to the amount it reasonably believes will be collected. The Company has not experienced any significant collection issues and the allowance for doubtful accounts has not been material.
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
Property and Equipment and Intangible Assets
Property and equipment and intangible assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization for property and equipment are determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. The Company reclassifies inventory used at customer sites for evaluation purposes to property and equipment due to a limited history of sales of evaluation units. Amortization of intangible assets are determined using the straight-line method over the estimated useful lives, generally through the patent expiration date. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Maintenance and repairs are charged to operating expenses as incurred.
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment and intangible assets, net, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by the asset group to the carrying amount of the asset group. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The Company determines fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. The Company’s cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. During the years ended December 31, 2021 and 2020, the Company has not recorded impairment charges on its long-lived assets.
Deferred Offering Costs
The Company capitalizes, within other assets, certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including its recent initial public offering, until such financings are consummated. After consummation of the equity financing, these costs are recorded to additional paid in capital as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. There were no deferred offering costs as of December 31, 2021 and 2020. Upon the completion of the Company’s IPO in September 2021, all deferred offering costs were reclassified to equity in additional paid in capital.
Deferred Revenue
The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records deferred revenue when revenue will be recognized subsequent to invoicing. Service agreements are generally invoiced annually at the beginning of each coverage period and recorded as deferred revenue and recognized as revenue ratably over the coverage period. Deferred revenue that will be recognized during the 12 months following the balance sheet date is recorded as the current portion of deferred revenue, and the remaining portion, if any, would be recorded as non-current.
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

Loan Facility Derivative Liability
The Company has determined that its obligation to pay success fees to a lender upon a successful liquidation event or achieving a revenue target represents freestanding financial instruments. The instruments are classified as a non-current liability in the consolidated balance sheets and are subject to remeasurement at each financial reporting date. Any change in fair value was recognized through other income (expense) in the consolidated statements of operations and comprehensive loss.
Leases
For agreements with a term of more than 12 months, the Company determines if the agreement contains a lease at inception. Operating lease liabilities represent an obligation to make lease payments arising from the lease agreement. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the remaining lease term. In determining the present value of lease payments, the Company estimates its incremental borrowing rate as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, of an amount equal to the lease payments in a similar economic environment. Operating lease liabilities are included in the Company’s consolidated balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and are classified as non-current assets. Lease expense is recognized on a straight-line basis over the expected lease term in the Company’s consolidated statements of operations and comprehensive loss.
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
AquaBeam Robotic Systems - For systems (including system components and system accessories) sold directly to end customers, revenue is recognized when the Company transfers control to the customer, which is generally at the time of delivery. Systems rented for a fixed monthly fee during an evaluation period, typically 3-12 months, are recognized as revenue straight-line during the lease term, in accordance with ASC 842, and are not material. For systems sold following an evaluation period, revenue is recognized generally once sales terms are mutually agreed (as the system is already installed at the customer site). For systems sold through distributors, revenue is recognized generally at the time of delivery. The Company’s system arrangements generally do not provide a right of return. The systems are generally covered by a one-year service agreement included in the warranty. The service agreements have a stand alone selling price and are typically recognized as deferred revenue and amortized over the one-year service period.
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
The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records deferred revenue when revenue is recognized subsequent to invoicing, such as service contracts, which are recognized ratably as revenue over the performance period.
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
The following table presents revenue disaggregated by type and geography (in thousands):

	Year Ended December 31,
	2021	2020
U.S.
System sales and rentals	$19,375	$2,334
Handpieces and other consumables	8,893	1,699
Service	680	67
Total U.S. revenue	28,948	4,100
Outside of U.S.
System sales and rentals	2,493	1,824
Handpieces and other consumables	2,634	1,722
Service	398	71
Total outside of U.S. revenue	5,525	3,617
Total revenue	$34,473	$7,717
Cost of Sales
Cost of sales consists primarily of manufacturing overhead costs, material costs and direct labor, including stock-based compensation. A significant portion of the Company’s cost of sales currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of sales also includes depreciation expense for production equipment, warranty, including any recalls, and field service costs, and purchased intangibles and certain direct costs such as shipping costs.
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
Stock-Based Compensation
The Company maintains an equity incentive plan to provide long-term incentives for employees, consultants and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to consultants and non-employee directors.
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
The fair value of the Company’s common stock underlying the stock options has historically been determined by the Company’s board of directors (“Board”). Because there was no public market for the Company’s common stock prior to the IPO, the Board determined the fair value of the Company’s common stock at the time of grant of the option by considering a number of objective and subjective factors, including valuations of comparable companies, sales of the Company’s redeemable convertible preferred stock, operating and financial performance and the general and industry-specific economic outlook. The Company uses the “simplified method” to determine the expected term of the stock option. Expected volatility is based on an average of the historical volatilities of the common stock of publicly-traded companies with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The Company has elected to account for forfeitures when they occur.
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
For all options granted prior to the Company’s IPO in September 2021, the Board allocated the enterprise value based on the option pricing method (“OPM”). OPM treats the rights of the holders of preferred and common stock as equivalent to call options on any value of the enterprise above certain break points of value based upon the liquidation preferences of the holders of preferred stock, as well as their rights to participation and conversion. Thus, the estimated value of the common stock can be determined by estimating the value of its portion of each of these call option rights. When valuing options granted around the time of an equity financing that is considered arms-length, OPM derived the Company’s equity value of a company from the price of the securities issued by the Company in the equity financing. Following the completion of the Company’s IPO in September 2021, the fair value of the Company’s common stock is determined based on the closing price of its common stock on The Nasdaq Global Market.
Advertising Expenses
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were not significant.
Defined Contribution Plan
The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. The Company is authorized to make matching contributions but has not made such contributions for the years ended December 31, 2021 and 2020.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances against deferred tax assets are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Currently, the Company has recorded a full valuation allowance against its deferred tax assets and there is no provision for income taxes, as the Company has incurred operating losses to-date. The Company’s policy is to record interest and penalties related to uncertain tax positions as a component of income tax expense in the statement of operations. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.
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
Net loss per share was determined as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020
Net loss	$(59,853)	$(53,019)
Weighted-average common stock outstanding	16,480	3,663
Net loss per share, basic and diluted	$(3.63)	$(14.47)
The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

		December 31,
	2021	2020
Redeemable convertible preferred stock outstanding	—	25,402
Redeemable convertible preferred stock warrants	—	72
Common stock warrants	—	—
Common stock options	6,365	6,507
Restricted stock units	35	—
Employee stock purchase plan	193	—
Total	6,593	31,981
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
No customers accounted for more than 10% of revenue during the year ended December 31, 2021 and 2020.
The following table presents revenue by significant geographical locations outside the United States for the periods presented:

	Year Ended December 31,
	2021	2020
Germany	*	31%
* Less than 10% of total net revenues for the period indicated.
One customer accounted for 11% of accounts receivable at December 31, 2021. Two customers each accounted for 22% and 13% of accounts receivable at December 31, 2020.
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

Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-4”). The amendments in ASU 2020-4 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. These amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of the adoption of ASU 2020-4 on its consolidated financial statements.
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes, primarily by eliminating certain exceptions to ASC 740. This standard is effective for fiscal periods beginning after December 15, 2021, and for fiscal years beginning after December 15, 2020 for public business entities. The Company adopted ASU 2019-12, effective January 1, 2021, and the adoption did not have a material impact on its consolidated financial statements.
3.    Composition of Certain Consolidated Financial Statement Items
Inventory (in thousands):

	December 31,
	2021	2020
Raw materials	$6,740	$2,647
Work-in-process	905	51
Finished goods	5,502	4,226
Total inventory	$13,147	$6,924
Prepaid Expenses and Other Current Assets (in thousands):

	December 31,
	2021	2020

Insurance	$2,333	$124
Inventory	830	553
Software	428	375
Rent	253	245
Other	398	356
Total prepaid expenses and other current assets	$4,242	$1,653

Property and Equipment, Net (in thousands):

	December 31,
	2021	2020
Laboratory, manufacturing and computer equipment, and furniture and fixtures	$2,874	$2,645
Rental equipment	1,082	1,247
Leasehold improvements	4,941	4,941
Evaluation units	2,842	4,229
Total property and equipment	11,739	13,062
Less: accumulated depreciation and amortization	(6,694)	(4,788)
Total property and equipment, net	$5,045	$8,274
Other Current Liabilities (in thousands):

	December 31,
	2021	2020

Accrued purchases	1,105	432
Customer deposit	741	—
Professional services	600	339
Sales tax	515	302
Interest	405	403
Travel expenses	281	138
Clinical trial expenses	183	47
Other	778	316
Total other current liabilities	$4,608	$1,977
As of December 31, 2021 and 2020, other non-current liabilities consisted of an asset retirement obligation for the facility lease.
Interest and Other Income (Expense), net (in thousands):

	Year Ended December 31,
	2021	2020
Interest income	$76	$184
Decrease in fair value of preferred stock warrants	64	185
Decrease (increase) in fair value of loan facility derivative liability	135	(300)
Other	(154)	(25)
Total interest and other income, net	$121	$44
4.    Intangible Assets
In March 2019, the Company entered into a license agreement with HydroCision, Inc. This agreement grants the Company an exclusive, perpetual, irrevocable, worldwide, fully paid-up license to develop, manufacture and commercialize products in the field of urology using the patented technology and know-how controlled by HydroCision as of the effective date and as well as new patented technology developed by HydroCision that cover certain activities and improvements that relate to the use of fluid jet technology in connection with the licensed products during the period commencing on the effective date and ending on the earlier of the date that the Company ceases to use HydroCision’s existing contract manufacturers and the third anniversary of the effective date. Also included is the right to utilize HydroCision’s contract manufacturers, if desired. The consideration paid was a one-time upfront payment of $2.5 million, as well as allowing HydroCision (a reciprocal license) to use any new patented technology and know-how developed by the Company relating to the HydroCision patented technology and know-how in the field of urology for HydroCision use outside the field of urology. HydroCision will pay for any patent maintenance fees on HydroCision’s licensed patents. As of December 31, 2021, accumulated amortization was $0.8 million, respectively, and the net carrying amount is expected to be amortized at a rate of $0.3 million per year until fully amortized.

Amortization expense for intangible assets for the years ended December 31, 2021 and 2020, was $0.3 million and $0.3 million, respectively.
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
The loan facility includes certain fees payable to the lender recorded as a loan discount that are accrued and amortized to interest expense during the loan term. A 6% final payment fee of each funded tranche is payable at the earlier of prepayment or loan maturity and a 0.25% facility fee paid at each funded tranche. A prepayment fee was originally payable if the loan is paid before maturity in the amount of 3% of loans outstanding if paid in full during first 12 months, 2% if loan is paid in full during second 12 months, or 1% if loan is paid in full thereafter before maturity. In January 2021, the prepayment fee was removed as part of the amendments. In addition, the Company should pay the lender’s loan initiation fees and a fee upon the earlier occurrence of a defined liquidity event, including but not limited to, a merger or sale of the Company’s assets or voting stock, or achieving a $200.0 million trailing 12 months revenue target, in each case, by September 2029. The success fees are calculated at the time of the liquidity event occurrence to be $1.0 million if only the first installment has been drawn, $2.0 million if the first two installments have been drawn, $2.4 million if the first three installments have been drawn, or $3.0 million if all four installments have been drawn, in each case, upon the occurrence of the defined liquidity event. The Company determined that this obligation to pay success fees represents freestanding financial instruments.
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
6.    Redeemable Convertible Preferred Stock Warrant Liability
Warrants to purchase shares of redeemable convertible preferred stock outstanding and exercisable are as follows (in thousands, except per share data):

Dates			Exercise Price	Shares Outstanding at December 31,		Initial Value	Fair Value at December 31,
Issuance	Expiration	Series		2021	2020		2021	2020
June 2017	June 2022	E	13.73	—	72	763	$—	$177
In July 2015, in connection with the issuance of convertible notes, the Company issued 869,842 redeemable convertible preferred stock warrants that were exercisable into Series D redeemable convertible preferred stock immediately, with $5.08 exercise price and expiration in five years. During the year ended December 31, 2020, warrants for 651,334 shares were exercised and none were outstanding at December 31, 2020.
In June 2017, in connection with the issuance of convertible notes, the Company issued 108,145 redeemable convertible preferred stock warrants that were exercisable into Series E or the next round of redeemable convertible preferred stock. During the years ended December 31, 2021 and 2020, warrants for 62,454 and zero shares were exercised, respectively. Upon the completion of the Company’s IPO in September 2021, the remaining unexercised warrants expired, none were outstanding at December 31, 2021.
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
Series F Redeemable Convertible Preferred Stock
In July and August 2020, the Company issued 5,226,969 shares of Series F redeemable convertible preferred stock for gross proceeds of $77.0 million. Issuance costs totaled $0.5 million and were recorded an offset to gross proceeds.
A summary of the Company’s redeemable convertible preferred stock terms were as follows:

Series	Liquidation Preference Per Share	8% Dividend Per Share
A	$2.5175	$0.2014
B	3.2376	0.2590
C	4.5600	0.3648
D	5.0825	0.4066
E	13.7275	1.0982
F	14.7279	1.1782
G	19.1116	1.5289
The Company recorded its redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs. A redemption event would only occur upon the liquidation or winding up of the Company, a greater than 50% change in control, or sale of substantially all of the assets of the Company. As the redemption event was outside the control of the Company, all shares of redeemable convertible preferred stock were presented outside of permanent equity. Further, the Company had determined the carrying values of the redeemable convertible preferred stock should not be adjusted to the redemption value of such shares, since it was uncertain whether or when a redemption event would occur. Subsequent adjustments to increase the carrying values of the redeemable convertible preferred stock to the redemption values would have been made when it became probable that such redemption would occur. As of December 31, 2021, no shares of redeemable convertible preferred stock were outstanding, and as of December 31, 2020, it was not probable that such redemption would occur.
Dividends
The holders of the Series D, E, F and G redeemable convertible preferred stock, in preference to the holders of Series A, B and C redeemable convertible preferred stock and common stock, were entitled to receive noncumulative dividends at the rate of 8% per share of the original issuance price, when and as declared by the board of directors. After the payment of any dividends to holders of Series D, E, F and G redeemable convertible preferred stock, and in preference to the holders of common stock, the holders of Series A, B, and C redeemable convertible preferred stock would have been entitled to receive noncumulative dividends at the rate of 8% per share of the original issuance price, when and as declared by the board of directors. No dividends were declared and payable for the years ended December 31, 2021 and 2020.
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
Granted options for newly hired employees usually vest over four years monthly with a one-year cliff vesting, and follow-on options vest monthly over four years with no cliff vesting. Options granted to consultants have various vesting schedules depending on the underlying consulting arrangement and anticipated period of service. Granted restricted stock units usually vest over four years annually. As of December 31, 2021, there were 3.1 million shares are available for grant and 0.2 million awards outstanding under the 2021 Plan.
2008 Stock Plan
The Company ceased making awards under the 2008 Stock Plan upon the effective date of the Company’s IPO. In 2008, the Company adopted the 2008 Stock Plan (the “2008 Plan”), which allows for the granting of stock options and stock purchase rights to the employees, members of the board of directors, and consultants of the Company. Options granted under the 2008 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to the Company’s employees, including officers and directors who are also employees. NSOs may be granted to employees and consultants. Options granted under the 2008 Plan will start expiring in August 2021. Options outstanding under the 2008 Plan will expire upon forfeiture. As of December 31, 2021, 6.2 million options were outstanding under the 2008 Plan.

A summary of the Company’s stock option activity and related information are as follows (options in thousands):

	Year Ended
	December 31, 2021
	Options	Price
Outstanding, beginning of period	6,507	$3.94
Granted	1,551	8.82
Exercised	(1,511)	2.77
Forfeited	(182)	6.00
Outstanding, end of period	6,365	5.34
Vested and expected to vest	6,365	5.34
Exercisable	3,082	4.15
As of December 31, 2021, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $64.3 million and options outstanding were $125.7 million. The aggregate pre-tax intrinsic value of options exercised was $10.9 million and $2.0 million during the years ended December 31, 2021 and 2020, respectively. The aggregate pre-tax intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. The total fair value of options vested was $3.4 million and $1.6 million during the years ended December 31, 2021 and 2020, respectively.
A summary of the Company’s restricted stock unit activity and related information are as follows (restricted stock units in thousands):

	Year Ended
	December 31, 2021
	Restricted Stock Units	Weighted-Average Fair Value
Outstanding, beginning of period	—	$—
Awarded	35	34.78
Outstanding, end of period	35	34.78
As of December 31, 2021, the aggregate pre-tax intrinsic value of restricted stock units outstanding was $0.9 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining contractual term was 3.6 years.
2021 Employee Stock Purchase Plan
In September 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The 2021 ESPP became effective on the effective date of the IPO. A total of 412,988 shares were initially reserved for issuance under the 2021 ESPP. Additionally, the number of shares of common stock reserved for issuance under the 2021 ESPP will increase automatically each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; or (2) such lesser number as determined by the Company’s board of directors. The number of shares that may be issued under the 2021 ESPP shall not exceed a total of 10,526,315 shares. As of December 31, 2021, no shares have been issued under the 2021 ESPP.
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
Total stock-based compensation recognized, before taxes, are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cost of sales	$253	$80
Research and development	783	543
Sales, general and administrative	2,760	1,550
Total stock-based compensation	$3,796	$2,173
The amount of unearned stock-based compensation related to unvested employee stock-based payment awards as of December 31, 2021 is $10.6 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized as of December 31, 2021 is 2.8 years.
The fair value of the options granted to employees or directors was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Year Ended December 31,
	2021	2020
Expected life (years)	6.0	6.0
Expected volatility	50%	41%
Risk-free interest rate	1.0%	0.9%
Expected dividend rate	—%	—%
Weighted-average fair value	$4.36	$1.95
The fair value of the options granted under the 2021 ESPP to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

Year Ended
December 31, 2021
Expected life (years)	0.9
Expected volatility	50%
Risk-free interest rate	0.1%
Expected dividend rate	—%
Weighted-average fair value	$8.44

9.    Commitments and Contingencies
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2021, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Facility Lease
In July 2013, the Company entered into a three-year lease agreement for its current facility located in Redwood City, California. In 2018, the Company expanded the lease space and extended the lease agreement through October 2023. The lease agreement provides for an escalation of rent payments each year and the Company records rent expense on a straight-line basis over the term of the lease. Rent is payable monthly. As of December 31, 2021, the remaining future minimum lease payments under this lease is $4.5 million.
In connection with the Company’s adoption of ASC Topic 842, Leases, on January 1, 2020, the Company recorded a right-of-use leased asset of $6.0 million and a corresponding lease liability of $7.4 million and derecognized a deferred rent obligation of $1.4 million. The Company used its borrowing rate of 10% as its discount rate and the remaining operating lease term was 3.8 years. The results for the year ended December 31, 2020 and subsequent periods are presented under Topic 842.
Rent expense recognized under the lease, including additional rent charges for utilities, parking, maintenance and real estate taxes, was $2.7 million and $2.9 million for the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, the Company has future commitments of $54.5 million from debt repayments and office space under a non-cancelable operating lease expiring October 2023, respectively.
Future minimum annual operating lease and debt repayments are as follows (in thousands):

As of December 31, 2021	Minimum Lease Payments	Debt Repayments	Total
2022	$2,445	$—	$2,445
2023	2,092	12,500	14,592
2024	—	37,500	37,500
Total minimum payments	4,537	50,000	54,537
Less: amount representing interest/unamortized debt discount	(441)	4	(437)
Present value of future payments	4,096	50,004	54,100
Less: current portion	(2,105)	—	(2,105)
Non-current portion	$1,991	$50,004	$51,995
As of December 31, 2021 and 2020, the Company’s security deposit is in the form of, and recorded as, restricted cash.
On December 31, 2021, the Company entered into a lease for two existing buildings, comprising approximately 158,221 square feet of space, located in San Jose, California. The term of the lease is anticipated to commence no later than December 31, 2022, and continue for 122 months following the lease commencement, with two five year options to extend the term of the lease. The Lease provides for annual base rent of $4.3 million for the first year, which increases on a yearly basis up to $5.5 million for the tenth year, for an aggregate of $49.2 million. In January 2022, the Company issued a standby letter of credit to the landlord in the amount of $3.0 million as the security deposit for the lease. The standby letter of credit is secured by a $3.0 million bank deposit and will be recorded as restricted cash. Under the terms of the lease, the Company will receive an allowance of up to $7.9 million from the landlord to be applied to the Company’s construction of tenant improvements following the landlord’s delivery of the two buildings to the Company. The Company intends to relocate its operations to the facility in San Jose prior to the end of the term of the lease for its facility in Redwood City, California.
10.    Income Taxes
The Company did not record an income tax provision for both periods.

Reconciliation between the tax provision computed at the federal statutory income tax rate and the Company's actual effective income tax rate are as follows:

	Year Ended December 31,
	2021	2020
Federal statutory tax rate	21%	21%
R&D tax credit	2	1
Stock-based compensation and other permanent differences	—	—
Change in valuation allowance	(23)	(22)
Total	—%	—%
The Company’s income taxes are accounted for in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.
Significant components of net deferred tax assets are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$52,832	$42,331
Property and equipment	555	303
R&D tax credit	5,209	3,830
Stock-based compensation	717	490
Capitalized R&D expenses	6,268	3,109
Inventory	909	511
Lease liability	1,003	1,461
Accruals and reserves	1,418	1,144
Total deferred tax assets	68,911	53,179
Valuation allowance	(68,046)	(52,005)
Net deferred tax assets	865	1,174
Deferred tax liabilities:
Right-of-use assets	(865)	(1,174)
Total deferred tax liabilities	(865)	(1,174)
Net deferred tax assets	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company's history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. The valuation allowance increased by $16.0 million during the year ended December 31, 2021.
As of December 31, 2021 and 2020, the Company has U.S. federal net operating loss (“NOL”) carryforwards of approximately $215.0 million and $170.8 million, respectively, expiring beginning 2028. As of December 31, 2021 and 2020, the Company has U.S. state and local NOL carryforwards of approximately $123.5 million and $100.7 million, respectively, expiring beginning 2028.
As of December 31, 2021 and 2020, the Company has federal research and development credit carryforwards of approximately $4.2 million and $3.1 million, respectively, available to reduce future taxable income, if any. As of December 31, 2021 and 2020, the Company has California research and development credit carryforwards of approximately $3.4 million and $2.5 million, respectively, available to reduce future taxable income, if any.
The federal research and development credit carryforwards expire beginning 2028 and California research and development credit carryforwards are indefinite.

Internal Revenue Code section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carryovers in excess of the Section 382 limitation. The Company has not performed an analysis to determine if a limitation applies and whether the limitation would cause the net operating losses to expire unutilized.
The Company files federal, state, and foreign income tax returns. The tax periods 2008 through 2021 remain open in most jurisdictions. In addition, any tax losses that were generated in prior years and carried forward may also be subject to examination by respective authorities. The Company is not currently under examination by federal, state or foreign income tax authorities.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was passed into law. The CARES Act includes several significant business tax provisions including modification to the taxable income limitation for utilization of NOLs incurred in 2020, 2019 and 2018, and the ability to carry back NOLs from those years for a period of up to five years, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property and special deductions on certain corporate charitable contributions. The Company has analyzed the provision of the CARES Act and determined it did not have an impact on its consolidated financial statements due to the full valuation reserve.
A reconciliation of the change in the unrecognized tax benefit during the year is as follows (in thousands):

	December 31,
	2021	2020
Beginning of year	$1,407	$986
Additions for tax positions related to:
Current year	510	421
Prior years	—	—
End of year	$1,917	$1,407
As of December 31, 2021, the Company had a total of $1.9 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization. The Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.
The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2021, the Company has not accrued interest or penalties related to uncertain tax positions.

Item 9. Changes in and Disagreements with Accountants
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level
Remediation of Previously Reported Material Weakness
As previously reported, in connection with the preparation of our consolidated financial statements, a material weakness in our internal control over financial reporting was identified as of December 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness was the result of our failure to design and maintain effective controls over certain information technology, or IT, general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:
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
During the year ended December 31, 2021, we implemented measures designed to improve our internal control over financial reporting to remediate the material weakness, including:
•Engaging professional accounting consultants to assist management in the documentation and evaluation of our internal control over financial reporting including testing the design and operating effectiveness of the internal controls; and
•Designing and implementing IT general controls, including controls over the review and update of user access rights and privileges, including segregation of duties, and controls over program changes to our information systems that contain data used for financial reporting.
Management has concluded, through testing of the design and operating effectiveness of the newly designed controls, that the previously identified material weakness is remediated as of December 31, 2021.
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
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Proxy Statement under the headings “Proposal 1 — Election of Directors,” “Board Committees and Meetings,” “Stockholder Communications with the Board of Directors,” “Management” and if applicable, “Delinquent Section 16(a) Reports.”
Our written Code of Ethics applies to all of our directors and employees, including our executive officers, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available on our website at procept-biorobotics.com in the Investors section under “Corporate Governance.” Changes to or waivers of the Code of Ethics will be disclosed on the same website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code of Ethics by disclosing such information on the same website.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the sections of the Proxy Statement under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Non-Employee Board Members.”
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the sections of the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Party Transactions
The information required by this Item is incorporated by reference to the sections of the Proxy Statement under the headings “Proposal 1 — Election of Directors” and “Certain Relationships and Related Party Transactions.”
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the section of the Proxy Statement under the heading “Principal Accountant Fees and Services.”
With the exception of the information specifically incorporated by reference in Part III to this Annual Report from our Proxy Statement, our Proxy Statement shall not be deemed to be filed as part of this report.

Part IV
Item 15. Exhibits, Financial Statement Schedules

(a)Exhibits.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-40797) filed on September 21, 2021)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (File No. 001-40797) filed on September 21, 2021)

4.1*	Description of PROCEPT BioRobotics Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1+
Offer Letter, by and between the Registrant and Reza Zadno, Ph.D., dated as of January 31, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.2+
Offer Letter, by and between the Registrant and Kevin Waters, dated as of August 7, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.3+
Offer Letter, by and between the Registrant and Hisham Shiblaq, dated as of March 21, 2019 (incorporated by reference to Exhibit 10.3 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.4+	Amended and Restated 2008 Stock Plan (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.4(a)+
Form of Stock Option Agreement under the Amended and Restated 2008 Stock Plan (incorporated by reference to Exhibit 10.4(a) to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.5	Form of Indemnification and Advancement Agreement (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.6
Amended and Restated Exclusive License Agreement, by and between the Registrant and AquaBeam LLC, dated as of September 13, 2019 (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.7
Loan and Security Agreement, by and between the Registrant and Oxford Finance LLC, dated as of September 25, 2019 (incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.7(a)
First Amendment to Loan and Security Agreement, by and between the Registrant and Oxford Finance LLC, dated as of January 15, 2021 (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.7(b)
Second Amendment to Loan and Security Agreement, by and between the Registrant and Oxford Finance LLC, dated as of April 6, 2021 (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.7(c)*	Third Amendment to Loan and Security Agreement, by and between the Registrant and Oxford Finance LLC, dated as of January 7, 2022

10.8
Lease Agreement, by and between the Registrant and Westport Office Park LLC, dated as of July 15, 2013 (incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.8(a)
First Amendment to Lease Agreement, by and between the Registrant and Westport Office Park LLC, dated as of March 2, 2016 (incorporated by reference to Exhibit 10.8(a) to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.8(b)
Second Amendment to Lease Agreement, by and between the Registrant and Westport Office Park LLC, dated as of May 20, 2016 (incorporated by reference to Exhibit 10.8(b) to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.8(c)
Third Amendment to Lease Agreement, by and between the Registrant and Westport Office Park LLC, dated as of April 4, 2018 (incorporated by reference to Exhibit 10.8(c) to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.9*	Lease, by and between the Registrant and 150-180 Baytech Drive CA Owner, LLC, dated December 31, 2021

10.10
Amended and Restated Investor Rights Agreement, by and among the Registrant and the investors named therein and the founder named therein, dated June 10, 2021 (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.11+	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.12+	2021 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.12(a)+	Form of Stock Option Agreement under the 2021 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.11(a) to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.12(b)+
Form of Restricted Stock Unit Agreement under the 2021 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.11(b) to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.13+	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.14+
Amended and Restated Change of Control Severance Agreement, by and between the Registrant and Reza Zadno, Ph.D., dated September 17, 2021 (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.15+
Amended and Restated Change of Control Severance Agreement, by and between the Registrant and Kevin Waters, dated September 17, 2021 (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.16+
Amended and Restated Change of Control Severance Agreement, by and between the Registrant and Hisham Shiblaq, dated September 17, 2021 (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

21.1	List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________
*Filed herewith.
**    Furnished herewith.
+    Indicates management contract or compensatory plan.

(b)Financial Statement Schedules.
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or the notes thereto.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROCEPT BIOROBOTICS CORPORATION

Date:	March 22, 2022	By:	/s/ Reza Zadno
			Name:	Reza Zadno, Ph.D.
			Title:	Chief Executive Officer

Date:	March 22, 2022	By:	/s/ Kevin Waters
			Name:	Kevin Waters
			Title:	Chief Financial Officer
SIGNATURES AND POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Reza Zadno and Kevin Waters, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Reza Zadno	President, Chief Executive Officer and Director	March 22, 2022
Reza Zadno, Ph.D.	(principal executive officer)

/s/ Kevin Waters	SVP, Chief Financial Officer	March 22, 2022
Kevin Waters	(principal financial and accounting officer)

/s/ Frederic Moll, M.D.	Director and Chair of the Board	March 22, 2022
Frederic Moll, M.D.

/s/ Antal Desai	Director	March 22, 2022
Antal Desai

/s/ Amy Dodrill	Director	March 22, 2022
Amy Dodrill

/s/ Mary Garrett	Director	March 22, 2022
Mary Garrett

/s/ Taylor Harris	Director	March 22, 2022
Taylor Harris

/s/ Thomas Krummel, M.D.	Director	March 22, 2022
Thomas Krummel, M.D.

/s/ Elisabeth Sandoval	Director	March 22, 2022
Elisabeth Sandoval

/s/ Colby Wood	Director	March 22, 2022
Colby Wood