Form 10-Q
period 2022-03-31
PROCEPT BioRobotics Corp
filed 2022-05-06
CIK 1588978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
(Registrant's telephone number, including area code)
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

The registrant had outstanding 44,173,322 shares of common stock as of April 30, 2022.

PROCEPT BioRobotics Corporation
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended March 31, 2022
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

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$284,288	$304,320
Accounts receivable, net	6,992	4,464
Inventory	12,629	13,147
Prepaid expenses and other current assets	4,070	4,242
Total current assets	307,979	326,173
Restricted cash	3,814	777
Property and equipment, net	4,560	5,045
Operating lease right-of-use assets, net	2,877	3,279
Intangible assets, net	1,682	1,750
Total assets	$320,912	$337,024
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,628	$2,029
Accrued compensation	4,586	6,475
Deferred revenue	1,368	1,025
Operating lease – current portion	2,181	2,105
Other current liabilities	3,994	4,608
Total current liabilities	14,757	16,242
Note payable – non-current portion	50,254	50,004
Operating lease – non-current portion	1,418	1,991
Loan facility derivative liability	1,533	1,496
Other non-current liabilities	200	200
Total liabilities	68,162	69,933
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value;
Authorized shares: 10,000 at March 31, 2022 and December 31, 2021
Issued and outstanding shares: none at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value;
Authorized shares: 300,000 at March 31, 2022 and December 31, 2021
Issued and outstanding shares: 44,077 and 43,676 at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	531,509	528,666
Accumulated other comprehensive loss	(53)	(54)
Accumulated deficit	(278,706)	(261,521)
Total stockholders’ equity	252,750	267,091
Total liabilities and stockholders’ equity	$320,912	$337,024
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$14,197	$7,192
Cost of sales	6,505	3,665
Gross profit	7,692	3,527
Operating expenses:
Research and development	5,011	4,522
Selling, general and administrative	18,385	10,349
Total operating expenses	23,396	14,871
Loss from operations	(15,704)	(11,344)
Interest expense	(1,421)	(1,464)
Interest and other income (expense), net	(60)	(14)
Net loss	$(17,185)	$(12,822)
Net loss per share, basic and diluted	$(0.39)	$(2.65)
Weighted-average common shares used to
compute net loss per share attributable to
common shareholders, basic and diluted	43,855	4,830
Other comprehensive loss:
Unrealized gain (loss) on cash equivalents	1	(16)
Comprehensive loss	$(17,184)	$(12,838)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock			Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares		Amount	Shares	Amount
Balance at December 31, 2021	—		$—	43,676	$—	$528,666	$(54)	$(261,521)	$267,091
Issuance upon exercise of options	—		—	401	—	1,291	—	—	1,291
Stock-based compensation expense	—		—	—	—	1,552	—	—	1,552
Unrealized loss on cash equivalents	—		—	—	—	—	1	—	1
Net loss	—		—	—	—	—	—	(17,185)	(17,185)
Balance at March 31, 2022	—	—	$—	44,077	$—	$531,509	$(53)	$(278,706)	$252,750

Balance at December 31, 2020	25,402		$243,854	4,713	$—	$18,788	$(14)	$(201,668)	$(182,894)
Issuance upon exercise of options	—		—	504	—	1,225	—	—	1,225
Stock-based compensation expense	—		—	—	—	650	—	—	650
Unrealized loss on cash equivalents	—		—	—	—	—	(16)	—	(16)
Net loss	—		—	—	—	—	—	(12,822)	(12,822)
Balance at March 31, 2021	25,402		$243,854	5,217	$—	$20,663	$(30)	$(214,490)	$(193,857)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,185)	$(12,822)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	758	915
Stock-based compensation expense	1,552	650
Change in fair value of redeemable convertible preferred stock warrants and derivative liability	37	(280)
Non-cash lease adjustment	(97)	(79)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,529)	(2,584)
Inventory	517	(926)
Prepaid expenses and other current assets	177	(420)
Accounts payable	448	701
Accrued compensation	(1,889)	(815)
Accrued interest expense	250	(92)
Deferred revenue	343	173
Other liabilities	(613)	381
Net cash used in operating activities	(18,231)	(15,198)
Cash flows from investing activities:
Purchases of property and equipment	(55)	(39)
Net cash used in investing activities	(55)	(39)
Cash flows from financing activities:
Proceeds from issuance of common stock from the exercise of stock options	1,291	1,225
Net cash provided by financing activities	1,291	1,225
Net decrease in cash, cash equivalents and restricted cash	(16,995)	(14,012)
Cash, cash equivalents and restricted cash
Beginning of the period	305,097	100,907
End of the period	$288,102	$86,895
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$284,288	$86,118
Restricted cash	3,814	777
Cash, cash equivalents and restricted cash in balance sheets	$288,102	$86,895
Supplemental cash flow information
Interest paid	$1,171	$1,171
Non-cash investing and financing activities
Transfer of evaluation units from inventory to property and equipment, net	$—	$(190)
Property and equipment included in accounts payable and accrued expenses	$351	$200
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    Organization
Description of Business
PROCEPT BioRobotics Corporation (the “Company”) is a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. It develops, manufactures and sells the AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. The AquaBeam Robotic System employs a single-use disposable handpiece to deliver the Company’s proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. The Company designed its AquaBeam Robotic System to enable consistent and reproducible BPH surgery outcomes. The Company received U.S. Food and Drug Administration clearance in December 2017 to market its AquaBeam Robotic System.
Liquidity
As of March 31, 2022 and December 31, 2021, the Company had cash and cash equivalents of $284.3 million and $304.3 million, respectively, and an accumulated deficit of $278.7 million and $261.5 million, respectively. In September 2021, the Company completed its initial public offering (“IPO”) for net proceeds of approximately $172.4 million, after deducting underwriting discounts and commissions and offering expenses. Since its inception, the Company has financed its operations with a combination of debt and equity financing arrangements. The Company expects its cash and cash equivalents, revenue and available debt financing arrangements will be sufficient to fund its operations through at least the next twelve months from the issuance date of these financial statements. The Company has not achieved positive cashflow from operations to date and expects to continue incurring losses for the foreseeable future as it focuses on growing its business.
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
2.    Summary of Significant Accounting Policies
Basis of Preparation
The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed consolidated financial statements. Management uses significant judgment when making estimates related to its common stock valuation in periods before the Company’s IPO and related stock-based compensation expense, right-of-use lease asset, lease liability, the valuations of the redeemable convertible preferred stock warrant liability and loan facility derivative liability, as well as certain accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
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
Unaudited Interim Financial Statements
The accompanying balance sheet as of March 31, 2022, the statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2022 and 2021, and the statements of redeemable convertible preferred stock and stockholders’ equity (deficit) as of March 31, 2022 and 2021, are unaudited. The financial data and other information disclosed in these notes to the financial statements related to March 31, 2022, and the three months ended March 31, 2022 and 2021, are also unaudited. The accompanying balance sheet as of December 31, 2021 have been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission.
The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of March 31, 2022, and the results of its operations and cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022, are not necessarily indicative of results to be expected for the year ending December 31, 2022, or for any other interim period or for any future year and should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash in banks and highly liquid securities, which are readily convertible to cash, that mature within 90 days or less from the original date of purchase, to be cash equivalents, which include money market funds and treasury securities.
Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. Unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity (deficit).
Restricted cash is primarily related to the Company’s letter of credit for the lease of its new corporate headquarters.
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
The following is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$8,558	$—	$—	$8,558	$13,621	$—	$—	$13,621
Cash equivalents	275,730	—	—	275,730	290,699	—	—	290,699
Total cash and cash equivalents	$284,288	$—	$—	$284,288	$304,320	$—	$—	$304,320

Loan facility derivative liability	$—	$—	$1,533	$1,533	$—	$—	$1,496	$1,496
Cash equivalents consist primarily of money market funds and treasury securities.
There were no transfers in and out of Level 3 during the three months ended March 31, 2022 and year ended December 31, 2021.
Loan facility derivative liability
In connection with the Company’s loan facility, the Company is obligated to pay a fee upon the earlier occurrence of a defined liquidity event, including but not limited to, a merger or sale of our assets or voting stock, or achieving a $200.0 million trailing twelve months revenue target, in each case, by September 2029. The fee is calculated at the time of the liquidity event occurrence to be $1.0 million if only the first installment has been drawn, $2.0 million if the first two installments have been drawn, $2.4 million if the first three installments have been drawn, or $3.0 million if all four installments have been drawn, in each case, upon the occurrence of the liquidity event. As of March 31, 2022, the Company has drawn on the first two installments. The Company has determined this fee is a freestanding derivative instrument. The $1.4 million fair value of this loan facility derivative was recorded as a debt discount and liability on the date of issuance in connection with obtaining additional financing as applicable and will be revalued every reporting period until the earlier occurrence of a defined liquidity event or achieving a revenue target by September 2029 or termination of such fee arrangement.

The following table sets forth a summary of the changes in the estimated fair value of the Company’s loan facility derivative liability, classified as Level 3 (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning of the period	$1,496	$1,782
Issued	—	—
Change in fair value	37	43
Payment of success fee	—	—
End of the period	$1,533	$1,825
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
Inventory
Inventories are valued at the lower of cost, computed on a first-in, first-out basis, or net realizable value. The allocation of production overhead to inventory costs is based on normal production capacity. Abnormal amounts of idle facility expense, freight, handling costs, and consumption are expensed as incurred, and not included in overhead. The Company maintains provisions for excess and obsolete inventory based on management’s estimates of forecasted demand and, where applicable, product expiration. In 2021, the Company had initiated a voluntary recall for a limited number of handpieces due to certain issues related to supply chain and manufacturing processes, of which the provision recognized was not material.
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
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment and intangible assets, net, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by the asset group to the carrying amount of the asset group. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The Company determines fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. The Company’s cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. During the three months ended March 31, 2022 and 2021, the Company has not recorded impairment charges on its long-lived assets.
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
The Company has not elected to separate lease and non-lease components for any leases within its existing classes of assets and, as a result, records a right-of-use asset and lease liability based on the present value of the future minimum lease payments over the term at commencement date. Variable lease payments are expensed as incurred. The Company has also elected to not apply the recognition requirement to any leases within its existing classes of assets with a term of twelve months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.
The Company has lessor arrangements with customers for a fixed monthly fee with no non-lease components, typically for three-twelve months. These arrangements are accounted for as an operating lease in accordance with ASC 842. These arrangements and related revenue are immaterial to the periods presented.
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

AquaBeam Robotic Systems - For systems (including system components and system accessories) sold directly to end customers, revenue is recognized when the Company transfers control to the customer, which is generally at the time of delivery. Systems rented for a fixed monthly fee during an evaluation period, typically three-twelve months, are recognized as revenue straight-line during the lease term, in accordance with ASC 842, and are not material. For systems sold following an evaluation period, revenue is recognized generally once sales terms are mutually agreed (as the system is already installed at the customer site). For systems sold through distributors, revenue is recognized generally at the time of delivery. The Company’s system arrangements generally do not provide a right of return. The systems are generally covered by a one-year service agreement included in the warranty. The service agreements have a stand alone selling price and are typically recognized as deferred revenue and amortized over the one-year service period.
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
The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended March 31,
	2022	2021
U.S.
System sales and rentals	$7,754	$4,559
Handpieces and other consumables	4,444	1,622
Service	359	72
Total U.S. revenue	12,557	6,253
Outside of U.S.
System sales and rentals	742	272
Handpieces and other consumables	745	603
Service	153	64
Total outside of U.S. revenue	1,640	939
Total revenue	$14,197	$7,192

Cost of Sales
Cost of sales consists primarily of material costs, direct labor and manufacturing overhead costs, including stock-based compensation. A significant portion of the Company’s cost of sales currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of sales also includes depreciation expense for production equipment, warranty, including any recalls, and field service costs, and purchased intangibles and certain direct costs such as shipping costs.
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
Stock-Based Compensation
The Company maintains an equity incentive plan to provide long-term incentives for employees, consultants and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options and restricted stock units to employees and non-employee directors, and non-statutory stock options to consultants.
The Company is required to determine the fair value of equity incentive awards and recognize compensation expense for all equity incentive awards made to employees and directors, including employee stock options and restricted stock units. Stock-based compensation expense is recognized over the requisite service period in the statements of operations and comprehensive loss. The Company uses the straight-line method for expense attribution.
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
Prior to the Company’s IPO, the fair value of the Company’s common stock underlying the stock options was determined by the Company’s board of directors (“Board”). Because there was no public market for the Company’s common stock, the Board determined the fair value of the Company’s common stock at the time of grant of the option by considering a number of objective and subjective factors, including valuations of comparable companies, sales of the Company’s redeemable convertible preferred stock, operating and financial performance and the general and industry-specific economic outlook. The Company uses the “simplified method” to determine the expected term of the stock option. Expected volatility is based on an average of the historical volatilities of the common stock of publicly-traded companies with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The Company has elected to account for forfeitures when they occur.
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
Defined Contribution Plan
The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. The Company is authorized to make matching contributions but has not made such contributions for the three months ended March 31, 2022 and 2021.

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
Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss	$(17,185)	$(12,822)
Weighted-average common stock outstanding	43,855	4,830
Net loss per share, basic and diluted	$(0.39)	$(2.65)
The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	March 31,
	2022	2021
Redeemable convertible preferred stock outstanding	—	25,402
Redeemable convertible preferred stock warrants	—	72
Common stock options	6,023	6,445
Restricted stock units	198	—
Employee stock purchase plan	193	—
Total	6,414	31,919
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
No customers accounted for more than 10% of revenue during the three months ended March 31, 2022. Two customers accounted for 11% and 10% of revenue during the three months ended March 31, 2021.
One customer accounted for 11% of accounts receivable at March 31, 2022 and December 31, 2021.
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

3.    Composition of Certain Consolidated Financial Statement Items
Inventory (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$5,401	$6,740
Work-in-process	323	905
Finished goods	6,905	5,502
Total inventory	$12,629	$13,147
Prepaid Expenses and Other Current Assets (in thousands):

	March 31,	December 31,
	2022	2021
Insurance	$1,901	$2,333
Inventory	539	830
Software	683	428
Rent	252	253
Other	695	398
Total prepaid expenses and other current assets	$4,070	$4,242
Property and Equipment, Net (in thousands):

	March 31,	December 31,
	2022	2021
Laboratory, manufacturing and computer equipment, and furniture and fixtures	$3,080	$2,874
Rental equipment	984	1,082
Leasehold improvements	4,941	4,941
Evaluation units	2,841	2,842
Total property and equipment	11,846	11,739
Less: accumulated depreciation and amortization	(7,286)	(6,694)
Total property and equipment, net	$4,560	$5,045
Other Current Liabilities (in thousands):

	March 31,	December 31,
	2022	2021
Accrued purchases	$219	$1,105
Customer and supplier deposits	1,035	741
Professional services	542	600
Sales and other taxes	684	515
Interest	403	405
Travel expenses	305	281
Clinical trial expenses	127	183
Other	679	778
Total other current liabilities	$3,994	$4,608
As of March 31, 2022 and December 31, 2021, other non-current liabilities consisted of an asset retirement obligation for the facility lease.

Interest and Other Income (Expense), net (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income	$36	$14
Decrease (increase) in fair value of preferred stock warrants	—	24
Decrease (increase) in fair value of loan facility derivative liability	(37)	(43)
Other	(59)	(9)
Total interest and other income (expense), net	$(60)	$(14)
4.    Intangible Assets
In March 2019, the Company entered into a license agreement with HydroCision, Inc. This agreement grants the Company an exclusive, perpetual, irrevocable, worldwide, fully paid-up license to develop, manufacture and commercialize products in the field of urology using the patented technology and know-how controlled by HydroCision as of the effective date and as well as new patented technology developed by HydroCision that cover certain activities and improvements that relate to the use of fluid jet technology in connection with the licensed products during the period commencing on the effective date and ending on the earlier of the date that the Company ceases to use HydroCision’s existing contract manufacturers and the third anniversary of the effective date. Also included is the right to utilize HydroCision’s contract manufacturers, if desired. The consideration paid was a one-time upfront payment of $2.5 million, as well as allowing HydroCision (a reciprocal license) to use any new patented technology and know-how developed by the Company relating to the HydroCision patented technology and know-how in the field of urology for HydroCision use outside the field of urology. HydroCision will pay for any patent maintenance fees on HydroCision’s licensed patents. As of March 31, 2022 and December 31, 2021, accumulated amortization was $0.9 million and $0.8 million, respectively, and the net carrying amount is expected to be amortized at a rate of $0.3 million per year until fully amortized.
Amortization expense for intangible assets was $0.1 million for each of the three months ended March 31, 2022 and 2021.
5.    Loan Facility
In September 2019, the Company entered into a loan facility for up to $75.0 million available in four installments. The Company borrowed $25.0 million in September 2019. An additional $25.0 million was borrowed in March 2020. The third installment of $10.0 million was originally available for draw through March 31, 2021 contingent upon achieving $20.0 million in trailing six months revenue. In January 2021, the third installment was amended to be available for draw through June 30, 2021 contingent upon achieving $6.4 million trailing six months revenue. The remaining $15.0 million was originally available for draw through June 30, 2021 and is contingent upon achieving $25.0 million in trailing six months revenue. In January 2021, this installment was amended to be available for draw through June 30, 2022. The facility bears an interest rate of 9.37%, which is 7.17% plus the greater of 2.2% or 30-day LIBOR. The initial term of the facility is 60 months with interest-only payments each month for 24 months followed by 36 months amortization of principal and interest. In January 2021, the interest-only period was amended to 36 months followed by 24 months amortization (principal and interest) beginning October 1, 2022 since the amended trailing six months target revenue of $6.4 million was achieved, and accordingly, the current portion of the amount due was reclassified to non-current. Upon drawing the final $15.0 million tranche, interest-only period is extended 12 months followed by 24 months amortization of principal and interest. Upon the completion of the Company raising over $50.0 million in its IPO in September 2021, interest-only payments were extended an additional 12 months followed by 12 months amortization of principal and interest. Substantially all assets of the Company are pledged as collateral. Commencing with the earlier of June 30, 2021 and the month following the funding of either the third or final installment, the Company is required to achieve revenues for the previous six months ended equal to the greater of (1) 70% of the forecast for the commensurate period, (2) $15.0 million if neither third or final installments have been drawn, (3) $20.0 million if the third but not final installment has been drawn and (4) $25.0 million if both the third and final installments have been drawn.

The loan facility includes certain fees payable to the lender recorded as a loan discount that are accrued and amortized to interest expense during the loan term. A 6% final payment fee of each funded tranche is payable at the earlier of prepayment or loan maturity and a 0.25% facility fee paid at each funded tranche. A prepayment fee was originally payable if the loan is paid before maturity in the amount of 3% of loans outstanding if paid in full during first 12 months, 2% if loan is paid in full during second twelve months, or 1% if loan is paid in full thereafter before maturity. In January 2021, the prepayment fee was removed as part of the amendments. In addition, the Company should pay the lender’s loan initiation fees and a fee upon the earlier occurrence of a defined liquidity event, including but not limited to, a merger or sale of the Company’s assets or voting stock, or achieving a $200 million trailing twelve months revenue target, in each case, by September 2029. The success fees are calculated at the time of the liquidity event occurrence to be $1.0 million if only the first installment has been drawn, $2.0 million if the first two installments have been drawn, $2.4 million if the first three installments have been drawn, or $3.0 million if all four installments have been drawn, in each case, upon the occurrence of the defined liquidity event. As of March 31, 2022, the Company has drawn on the first two installments. The Company determined that this obligation to pay success fees represents freestanding financial instruments.
The amendments in January 2021 were accounted for as a debt modification under ASC 470-50-40 as the changes in the debt terms are not considered substantial, and thus no gain or loss was recorded and a new effective interest rate was established based on the carrying value of the loan and the revised cash flows.
6.    Redeemable Convertible Preferred Stock Warrants
In June 2017, in connection with the issuance of convertible notes, the Company issued 108,145 redeemable convertible preferred stock warrants that were exercisable into Series E or the next round of redeemable convertible preferred stock. During the three months ended March 31, 2021, no warrants were exercised, and 71,705 were outstanding at March 31, 2021. Upon the completion of the Company’s IPO in September 2021, 62,454 warrants were exercised and the remaining unexercised warrants expired.
7.    Redeemable Convertible Preferred Stock
A summary of the Company’s redeemable convertible preferred stock are as follows:

	March 31, 2021
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
Granted options for newly hired employees usually vest over four years monthly with a one-year cliff vesting, and follow-on options vest monthly over four years with no cliff vesting. Granted restricted stock units for newly hired employees and follow-on restricted stock units usually vest over 4 years annually. Options granted to consultants have various vesting schedules depending on the underlying consulting arrangement and anticipated period of service. As of March 31, 2022, 2.8 million shares are available for grant and 0.5 million awards outstanding under the 2021 Plan.
2008 Stock Plan
The Company ceased making awards under the 2008 Stock Plan upon the effective date of the Company’s IPO. In 2008, the Company adopted the 2008 Stock Plan (the “2008 Plan”), which allows for the granting of stock options and stock purchase rights to the employees, members of the board of directors, and consultants of the Company. Options granted under the 2008 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to the Company’s employees, including officers and directors who are also employees. NSOs may be granted to employees and consultants. Options granted under the 2008 Plan will start expiring in August 2021. Options outstanding under the 2008 Plan will expire upon forfeiture. As of March 31, 2022, 5.7 million options were outstanding under the 2008 Plan.
A summary of the Company’s stock option activity and related information are as follows (options in thousands):

	Three Months Ended
	March 31, 2022
	Options	Price
Outstanding, beginning of period	6,365	$5.34
Granted	186	34.99
Exercised	(401)	3.21
Forfeited	(127)	5.51
Outstanding, end of period	6,023	6.40
Vested and expected to vest	6,023	6.40
Exercisable	3,092	4.39
As of March 31, 2022 and December 31, 2021, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $94.6 million and $64.3 million, respectively, and options outstanding were $172.4 million and $125.7 million, respectively. The aggregate pre-tax intrinsic value of options exercised was $8.7 million and $1.5 million during the three months ended March 31, 2022 and 2021, respectively. The aggregate pre-tax intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. The total fair value of options vested was $1.0 million and $1.1 million during the three months ended March 31, 2022 and 2021, respectively.
A summary of the Company’s restricted stock unit activity and related information are as follows (restricted stock units in thousands):

	Three Months Ended
	March 31, 2022
	Options	Price
Outstanding, beginning of period	35	$34.78
Awarded	164	29.65
Forfeited	(1)	18.96
Outstanding, end of period	198	30.61
As of March 31, 2022 and December 31, 2021, the aggregate pre-tax intrinsic value of restricted stock units outstanding was $6.9 million and $0.9 million, respectively, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining contractual term was 3.8 years and 3.6 years, respectively.
2021 Employee Stock Purchase Plan
In September 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The 2021 ESPP became effective on the effective date of the IPO. A total of 412,988 shares were initially reserved for issuance under the 2021 ESPP. Additionally, the number of shares of common stock reserved for issuance under the 2021 ESPP will increase automatically each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; or (2) such lesser number as determined by the Company’s board of directors. The number of shares that may be issued under the 2021 ESPP shall not exceed a total of 10,526,315 shares. In November 2021, the Company implemented the 2021 ESPP. As of March 31, 2022, no shares have been issued under the 2021 ESPP.
The Company estimates the fair value of stock-based compensation on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model determines the fair value of stock-based awards based on the fair market value of the Company’s common stock on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the fair market value of the Company’s common stock, volatility over the expected term of the awards and actual and projected employee stock option exercise behaviors. The Company has opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company generally selected companies with comparable characteristics to it, including enterprise value, stages of clinical development, risk profiles, position within the industry and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the share-based payments. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available. The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history of not paying dividends and its expectation that it will not declare dividends for the foreseeable future.

Total stock-based compensation recognized, before taxes, are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of sales	$124	$23
Research and development	299	152
Sales, general and administrative	1,129	475
Total stock-based compensation	$1,552	$650
The amount of unearned stock-based compensation related to unvested employee stock-based payment awards as of March 31, 2022 and December 31, 2021 is $18.7 million and $10.6 million, respectively. The weighted-average period over which the unearned stock-based compensation is expected to be recognized as of March 31, 2022 and December 31, 2021 is 3.1 years and 2.8 years, respectively.
The fair value of the options granted to employees or directors was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended March 31,
	2022	2021
Expected life (years)	6.0	6.0
Expected volatility	64%	45%
Risk-free interest rate	2.4%	1.1%
Expected dividend rate	—%	—%
Weighted-average fair value	$20.87	$2.38
The fair value of the options granted under the 2021 ESPP to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

Three Months Ended March 31,
2022
Expected life (years)	0.9
Expected volatility	50%
Risk-free interest rate	0.1%
Expected dividend rate	—%
Weighted-average fair value	$8.44

9.    Commitments and Contingencies
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2022 and December 31, 2021, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Facility Lease
In July 2013, the Company entered into a lease agreement for its current facility located in Redwood City, California. In 2018, the Company expanded the lease space and extended the lease agreement through October 2023. The lease agreement provides for an escalation of rent payments each year and the Company records rent expense on a straight-line basis over the term of the lease. Rent is payable monthly. As of March 31, 2022 and December 31, 2021, the remaining future minimum lease payments under this lease is $3.9 million and $4.5 million, respectively.
Rent expense recognized under the lease, including additional rent charges for utilities, parking, maintenance, and real estate taxes, was $0.7 million for each of the three months ended March 31, 2022 and 2021.
As of March 31, 2022 and December 31, 2021, the Company has future commitments of $53.9 million and $54.5 million from debt repayments and office space under a non-cancelable operating lease expiring October 2023, respectively.
Future minimum annual operating lease and debt repayments are as follows (in thousands):

As of March 31, 2022	Minimum Lease Payments	Debt Repayments	Total
2022	$1,842	$—	$1,842
2023	2,092	12,500	14,592
2024	—	37,500	37,500
Total minimum payments	3,934	50,000	53,934
Less: amount representing interest/unamortized debt discount	(335)	254	(81)
Present value of future payments	3,599	50,254	53,853
Less: current portion	(2,181)	—	(2,181)
Non-current portion	$1,418	$50,254	$51,672

As of December 31, 2021	Minimum Lease Payments	Debt Repayments	Total
2022	$2,445	$—	$2,445
2023	2,092	12,500	14,592
2024	—	37,500	37,500
Total minimum payments	4,537	50,000	54,537
Less: amount representing interest/unamortized debt discount	(441)	4	(437)
Present value of future payments	4,096	50,004	54,100
Less: current portion	(2,105)	—	(2,105)
Non-current portion	$1,991	$50,004	$51,995
As of March 31, 2022 and December 31, 2021, the Company’s security deposit is in the form of, and recorded as, restricted cash.
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
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. The AquaBeam Robotic System employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We designed our AquaBeam Robotic System to enable consistent and reproducible BPH surgery outcomes. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that are independent of prostate size and shape or surgeon experience. We have developed a significant and growing body of clinical evidence, which includes nine clinical studies and over 100 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of March 31, 2022, we had an install base of 150 AquaBeam Robotic Systems globally, including 93 in the United States.
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
In the United States, we sell our products to hospitals. We are initially targeting 860 high-volume hospitals that perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. Over time, we will gradually expand our focus to also include mid- and low-volume hospitals. These customers in turn bill various third-party payors, such as commercial payors and government agencies, for treatment payment of each patient. Effective in 2021, all local Medicare Administrative Contractors, or MACs, which represent 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states. We also have favorable coverage decisions from several large commercial payors, including Aetna, Anthem, Cigna, Humana, Health Care Service Corporation, Independence Blue Cross Blue Shield, BlueCross – Massachusetts, Emblem Health, and CareFirst. We plan to leverage these recent successes in our active discussions with all commercial payors to establish additional positive national and regional coverage policies. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and improve payment which we believe will expand patient access to Aquablation therapy.
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
We generated revenue of $14.2 million and incurred a net loss of $17.2 million for the three months ended March 31, 2022, compared to revenue of $7.2 million and a net loss of $12.8 million for the three months ended March 31, 2021. As of March 31, 2022, we had cash and cash equivalents of $284.3 million and an accumulated deficit of $278.7 million.
We completed our IPO in September 2021, which raised $172.4 million, net of issuance costs. Previously, our primary sources of capital have been from private placements of redeemable convertible preferred securities and debt financing agreements. As of March 31, 2022, we have raised $337.1 million from private placements of redeemable convertible preferred securities from our investors. We expect our expenses will increase for the foreseeable future, in particular as we continue to make substantial investments in sales and marketing, operations and research and development. Moreover, we expect to incur additional expenses as a result of operating as a public company, including legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations, and other administrative and professional services expenses. Based on our operating plan, we currently believe that our existing cash and cash equivalents, anticipated revenue and available debt financing arrangements will be sufficient to meet our capital requirements and fund our operations through at least the next twelve months from the issuance date of the financial statements. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional public equity or debt securities or obtain an additional credit facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.
Factors Affecting Our Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. While these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information. These factors include:
•Grow our install base of AquaBeam Robotic Systems: As of March 31, 2022, we had an install base of 150 AquaBeam Robotic Systems globally, including 93 in the United States. In the United States, we are initially focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We are initially targeting 860 high-volume hospitals that we estimate perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. To penetrate these hospitals, we will continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. As we increase our install base of AquaBeam Robotic systems our revenue will increase as a result of the system sale and resulting utilization.
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
•Reimbursement and coverage decisions by third-party payors. Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover all or part of the cost of procedures using our AquaBeam Robotic System. The revenue we are able to generate from sales of our products depends in large part on the availability of sufficient reimbursement from such payors. Effective in 2021, all local MACs, representing 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states. We believe that these favorable coverage decisions have been a catalyst for hospital adoption of our AquaBeam Robotic System. We believe our strong body of clinical evidence and support from key societies, supplemented by the momentum from Medicare coverage, have led to favorable coverage decisions from several large commercial payors, including Aetna, Anthem, Cigna, Humana, Health Care Service Corporation, Independence Blue Cross Blue Shield, BlueCross – Massachusetts, Emblem Health, and CareFirst. We plan to leverage these recent successes in our active discussions with commercial payors to establish additional positive national and regional coverage policies. We believe that additional commercial payor coverage will contribute to increasing utilization of our system over time. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and further improve patient access to Aquablation therapy.
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
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended March 31,
	2022	2021
United States	88%	87%
Outside the United States	12%	13%
We expect that both our U.S. and international revenue will increase in the near term as we continue to expand the install base of AquaBeam Robotic Systems and increase the units sold of our single-use disposable handpieces. We expect our increase in revenues in absolute dollars to be larger in the United States.
Cost of Sales and Gross Margin
Cost of sales consists primarily of material costs, direct labor and manufacturing overhead costs, warranty and service costs, and other direct costs such as shipping costs. A significant portion of our cost of sales currently consists of manufacturing overhead costs. These overhead costs include compensation for personnel, including stock-based compensation, facilities, equipment and operations supervision, quality assurance and material procurement. We expect our cost of sales to increase in absolute dollars for the foreseeable future primarily as, and to the extent, our revenue grows, or we make additional investments in our manufacturing capabilities, though it may fluctuate from period to period.
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
In connection with our sales of redeemable convertible preferred stock, we issued warrants to purchase shares of our Series E redeemable convertible preferred stock. We classified these warrants as a liability on our balance sheets that we remeasured to fair value at each reporting date with the corresponding change in fair value being recognized in our statements of operations. Upon completion of our IPO in September 2021, the redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital in stockholders’ equity (deficit) for warrants exercised and statement of operations for warrants expired.
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

Results of Operations
The following tables show our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue	$14,197	$7,192	$7,005	97%
Cost of sales	6,505	3,665	2,840	77
Gross profit	7,692	3,527	4,165	118
Gross margin	54%	49%

Operating expenses:
Research and development	5,011	4,522	489	11
Selling, general and administrative	18,385	10,349	8,036	78
Total operating expenses	23,396	14,871	8,525	57
Loss from operations	(15,704)	(11,344)	(4,360)	(38)
Interest expense	(1,421)	(1,464)	43	3
Interest and other income (expense), net	(60)	(14)	(46)	(329)
Net loss	$(17,185)	$(12,822)	$(4,363)	(34)

Comparison of Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
System sales and rentals	$8,496	$4,831	$3,665	76%
Handpieces and other consumables	5,189	2,225	2,964	133
Service	512	136	376	276
Total revenue	$14,197	$7,192	$7,005	97

Revenue increased $7.0 million, or 97%, to $14.2 million during the three months ended March 31, 2022, compared to $7.2 million during the three months ended March 31, 2021. The growth in revenue was primarily attributable to an increase of $6.3 million in revenues derived from the United States. The increase was due to higher sales volumes of both our AquaBeam Robotic System and our single-use disposable handpieces, resulting from the expansion of insurance coverage and the increase in personnel in our sales and marketing organizations. In addition, sales of both our AquaBeam Robotic System and our single-use disposable handpieces outside of the United States increased by $0.6 million in sales volume.
Cost of Sales and Gross Margin
Cost of sales increased $2.8 million, or 77%, to $6.5 million during the three months ended March 31, 2022, compared to $3.7 million during the three months ended March 31, 2021. The increase in cost of sales was primarily attributable to the growth in the number of units sold.

Gross margin increased to 54% during the three months ended March 31, 2022, compared to 49% for the three months ended March 31, 2021. The increase in gross margin was primarily attributable to the growth in unit sales, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units. Additionally, we realized higher average selling prices in the United States on both our AquaBeam Robotic System and our single-use disposable handpieces.
Research and Development Expenses
R&D expenses increased $0.5 million, or 11%, to $5.0 million during the three months ended March 31, 2022, compared to $4.5 million during the three months ended March 31, 2021. The increase in R&D expenses was primarily due to employee-related expenses of our R&D organization. These expenses support ongoing product improvements and the development of additional and next generation technologies.
Selling, General and Administrative Expenses
SG&A expenses increased $8.0 million, or 78%, to $18.4 million during the three months ended March 31, 2022, compared to $10.3 million during the three months ended March 31, 2021. The increase in SG&A expenses was primarily due to employee-related expenses of our sales and marketing organization and reimbursement and administrative organizations as we expanded our infrastructure to drive and support our growth in revenue.
Interest Expense
Interest expense was consistent during the three months ended March 31, 2022 and 2021.
Interest and Other Income (Expense), Net
Interest and other income (expense), net, was consistent during the three months ended March 31, 2022 and 2021.
Liquidity and Capital Resources
Overview
We completed our IPO in September 2021, which raised $172.4 million, net of issuance costs. Previously, our primary sources of capital have been from private placements of redeemable convertible preferred securities and debt financing agreements.
As of March 31, 2022, we had cash and cash equivalents of $284.3 million, an accumulated deficit of $278.7 million, and $50.0 million outstanding on our loan facility. We expect our expenses will increase for the foreseeable future, in particular as we continue to make substantial investments in sales and marketing, operations and research and development. Moreover, we expect to incur additional expenses as a result of operating as a public company, including legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations, and other administrative and professional services expenses. Our future funding requirements will depend on many factors, including:
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
The remaining $15.0 million was originally available for draw through June 30, 2021 contingent upon achieving $25.0 million in trailing six months revenue. In January 2021, the third installment was amended to be available for draw through March 31, 2022 contingent upon our achieving $6.4 million trailing six months revenue prior to June 30, 2021, and the fourth installment was amended to be available for draw though June 30, 2022. The facility bears an interest rate of the greater of (i) 9.37% and (ii) 7.17% plus 30-day LIBOR. The facility includes customary negative covenants that, among other things, restrict our ability to incur indebtedness or enter into certain change of control transactions. It also contains customary events of default that would result in the termination of the commitments under the facility and permit the lender to accelerate payment on outstanding borrowings. As of March 31, 2022, we were in compliance with all covenants under the facility. The initial term of the facility is 60 months with interest-only payments, with the repayment of principal being amortized over a period of: 36 months, if we fail to achieve the revenue target for the third installment, 24 months if we achieve the revenue target for the third installment but have not raised at least $50.0 million in an initial public offering, or 12 months if we achieve the revenue target for the third installment and raise at least $50.0 million in an initial public offering. Upon completion of raising over $50.0 million in our IPO in September 2021, interest-only payments was extended an additional 12 months followed by 12 months amortization of principal and interest. We pledged substantially all of our assets as collateral for the loan. Commencing with the quarter ended June 30, 2021, we are required to achieve revenue for the previous six months ended equal to 70% of the forecast for the commensurate quarterly period. Additionally, in connection with the loan facility, we are obligated to pay a fee upon the earlier occurrence of a defined liquidity event, including but not limited to, a merger or sale of our assets or voting stock, or our achieving a $200.0 million trailing twelve months revenue target, in each case, by September 2029. The fee is calculated at the time of the liquidity event occurrence to be $1.0 million if only the first installment has been drawn, $2.0 million if the first two installments have been drawn, $2.4 million if the first three installments have been drawn, or $3.0 million if all four installments have been drawn, in each case, upon the occurrence of the liquidity event. As of March 31, 2022, we have drawn on the first two installments. As of March 31, 2022, we had $50.0 million outstanding under the loan facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(18,231)	$(15,198)
Investing activities	(55)	(39)
Financing activities	1,291	1,225
Net increase in cash, cash equivalents and restricted cash	$(16,995)	$(14,012)
Net Cash Used in Operating Activities
During the three months ended March 31, 2022, net cash used in operating activities was $18.2 million, consisting primarily of a net loss of $17.2 million and an increase in net operating assets of $3.3 million, partially offset by non-cash charges of $2.3 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization resulted in an increase in accounts receivable and a decrease in accrued compensation. Non-cash charges consisted primarily of stock-based compensation and depreciation.
During the three months ended March 31, 2021, net cash used in operating activities was $15.2 million, consisting primarily of a net loss of $12.8 million and an increase in net operating assets of $3.6 million, partially offset by non-cash charges of $1.2 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization resulted in an increase in accounts receivable, inventory and decrease in accrued compensation, partially offset by an increase in accounts payable. Non-cash charges consisted primarily of depreciation and stock-based compensation.
Net Cash Used in by Investing Activities
During the three months ended March 31, 2022, net cash used in investing activities was $0.1 million, consisting of purchases of property and equipment. During the three months ended March 31, 2021, net cash used in investing activities was less than $0.1 million, consisting of purchases of property and equipment.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2022, net cash provided by financing activities was $1.3 million, consisting of proceeds from exercises of stock options. During the three months ended March 31, 2021, net cash provided by financing activities was $1.2 million, consisting of proceeds from exercises of stock options.
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
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in our Annual Report on Form 10-K dated March 22, 2022, or Annual Report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. There have been no material changes to our significant accounting policies during the three months ended March 31, 2022.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Cash and cash equivalents of $284.3 million as of March 31, 2022, consisted of securities carried at quoted market prices with an original maturity of three months or less and therefore there is minimal risk associated with fluctuating interest rates. We do not currently use or plan to use financial derivatives in our investment portfolio.
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
Our accounts receivable primarily relate to revenue from the sale or rental of our products. One customer accounted for 11% of accounts receivable at March 31, 2022 and December 31, 2021. We believe that credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms and diversity of our customer base.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level
Limitations on Effectiveness of Disclosure Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceeding
We are not subject to any material legal proceedings.
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 22, 2022. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the three months ended March 31, 2022, there were no material changes to our previously disclosed risk factors. Besides risk factors disclosed in the Annual Report and this Quarterly Report, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
These risk factors may be important to understanding other statements in this Quarterly Report and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. Because of such risk factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
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
Dated: May 6, 2022

PROCEPT BIOROBOTICS CORPORATION
(Registrant)

/s/ Reza Zadno
Reza Zadno, Ph.D.
President and Chief Executive Officer
(principal executive officer)

/s/ Kevin Waters
Kevin Waters
EVP, Chief Financial Officer
(principal financial and accounting officer)