Form 10-Q
period 2022-06-30
PROCEPT BioRobotics Corp
filed 2022-08-05
CIK 1588978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The registrant had outstanding 44,592,286 shares of common stock as of July 31, 2022.

PROCEPT BioRobotics Corporation
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended June 30, 2022
__________________

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “can”, “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding our business model and strategic plans for our products, technologies and business, including our implementation thereof, the impact on our business, financial condition and results of operations from the ongoing and global COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, the timing of and our ability to obtain and maintain regulatory approvals, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the commercial success and market acceptance of our products, the sufficiency of our cash, cash equivalents and short-term investments, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.
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

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$269,806	$304,320
Accounts receivable, net	10,894	4,464
Inventory	13,777	13,147
Prepaid expenses and other current assets	3,860	4,242
Total current assets	298,337	326,173
Restricted cash	3,814	777
Property and equipment, net	4,397	5,045
Operating lease right-of-use assets, net	2,463	3,279
Intangible assets, net	1,614	1,750
Other assets	302	—
Total assets	$310,927	$337,024
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,342	$2,029
Accrued compensation	6,906	6,475
Deferred revenue	1,863	1,025
Operating lease – current portion	2,258	2,105
Other current liabilities	4,264	4,608
Total current liabilities	18,633	16,242
Note payable – non-current portion	50,507	50,004
Operating lease – non-current portion	829	1,991
Loan facility derivative liability	1,570	1,496
Other non-current liabilities	200	200
Total liabilities	71,739	69,933
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value;
Authorized shares: 10,000 at June 30, 2022 and December 31, 2021
Issued and outstanding shares: none at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value;
Authorized shares: 300,000 at June 30, 2022 and December 31, 2021
Issued and outstanding shares: 44,538 and 43,676 at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	537,046	528,666
Accumulated other comprehensive loss	32	(54)
Accumulated deficit	(297,890)	(261,521)
Total stockholders’ equity	239,188	267,091
Total liabilities and stockholders’ equity	$310,927	$337,024
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$16,691	$8,476	$30,888	$15,668
Cost of sales	8,205	4,893	14,710	8,558
Gross profit	8,486	3,583	16,178	7,110
Operating expenses:
Research and development	6,706	4,476	11,717	8,998
Selling, general and administrative	19,655	12,299	38,040	22,648
Total operating expenses	26,361	16,775	49,757	31,646
Loss from operations	(17,875)	(13,192)	(33,579)	(24,536)
Interest expense	(1,441)	(1,436)	(2,862)	(2,900)
Interest and other income, net	132	48	72	34
Net loss	$(19,184)	$(14,580)	$(36,369)	$(27,402)
Net loss per share, basic and diluted	$(0.43)	$(2.60)	$(0.82)	$(5.25)
Weighted-average common shares used to
compute net loss per share attributable to
common shareholders, basic and diluted	44,324	5,597	44,091	5,216
Other comprehensive loss:
Unrealized gain (loss) on cash equivalents	85	(9)	87	(25)
Comprehensive loss	$(19,099)	$(14,589)	$(36,282)	$(27,427)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	43,676	$—	$528,666	$(54)	$(261,521)	$267,091
Issuance upon exercise of options	—	—	401	—	1,291	—	—	1,291
Stock-based compensation expense	—	—	—	—	1,552	—	—	1,552
Unrealized gain on cash equivalents	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(17,185)	(17,185)
Balance at March 31, 2022	—	—	44,077	—	531,509	(53)	(278,706)	252,750
Issuance upon exercise of options	—	—	400	—	1,572	—	—	1,572
Shares issued under employee stock purchase plan	—	—	61	—	1,289	—	—	1,289
Stock-based compensation expense	—	—	—	—	2,676	—	—	2,676
Unrealized gain on cash equivalents	—	—	—	—	—	85	—	85
Net loss	—	—	—	—	—	—	(19,184)	(19,184)
Balance at June 30, 2022	—	$—	44,538	$—	$537,046	$32	$(297,890)	$239,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	25,402	$243,854	4,713	$—	$18,788	$(14)	$(201,668)	$(182,894)
Issuance upon exercise of options	—	—	504	—	1,225	—	—	1,225
Stock-based compensation expense	—	—	—	—	650	—	—	650
Unrealized loss on cash equivalents	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	(12,822)	(12,822)
Balance at March 31, 2021	25,402	243,854	5,217	—	20,663	(30)	(214,490)	(193,857)
Issuance of preferred stock, net of issuance costs	4,448	84,710	—	—	—	—	—	—
Issuance upon exercise of options	—	—	575	—	1,415	—	—	1,415
Stock-based compensation expense	—	—	—	—	725	—	—	725
Unrealized loss on cash equivalents	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(14,580)	(14,580)
Balance at June 30, 2021	29,850	$328,564	5,792	$—	$22,803	$(39)	$(229,070)	$(206,306)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(36,369)	$(27,402)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,475	1,765
Stock-based compensation expense	4,228	1,375
Change in fair value of redeemable convertible preferred stock warrants and derivative liability	74	(43)
Non-cash lease adjustment	(193)	(158)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,430)	(3,591)
Inventory	(684)	(2,761)
Prepaid expenses and other current assets	471	(1,412)
Other assets	(302)	—
Accounts payable	947	2,120
Accrued compensation	431	(653)
Accrued interest expense	503	532
Deferred revenue	838	431
Other liabilities	(346)	1,690
Net cash used in operating activities	(35,357)	(28,107)
Cash flows from investing activities:
Purchases of property and equipment	(273)	(149)
Net cash used in investing activities	(273)	(149)
Cash flows from financing activities:
Proceeds from issuance of Series G preferred stock, net of issuance costs	—	84,710
Proceeds from issuance of common stock under employee stock purchase plan	1,289	—
Proceeds from issuance of common stock from the exercise of stock options	2,864	2,640
Net cash provided by financing activities	4,153	87,350
Net (decrease) increase in cash, cash equivalents and restricted cash	(31,477)	59,094
Cash, cash equivalents and restricted cash
Beginning of the period	305,097	100,907
End of the period	$273,620	$160,001
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$269,806	$159,224
Restricted cash	3,814	777
Cash, cash equivalents and restricted cash in balance sheets	$273,620	$160,001
Supplemental cash flow information
Interest paid	$2,369	$2,369
Non-cash investing and financing activities
Transfer of evaluation units from inventory to property and equipment, net	$53	$(439)
Property and equipment included in accounts payable and other current liabilities	$566	$226
Deferred offering costs included in accounts payable and other current liabilities	$—	$856
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
Liquidity
As of June 30, 2022, the Company had cash and cash equivalents of $269.8 million, and an accumulated deficit of $297.9 million. In September 2021, the Company completed its initial public offering (“IPO”) for net proceeds of approximately $172.4 million, after deducting underwriting discounts and commissions and offering expenses. Since its inception, the Company has financed its operations with a combination of debt and equity financing arrangements. The Company expects its cash and cash equivalents, revenue and available debt financing arrangements will be sufficient to fund its operations through at least the next twelve months from the issuance date of these financial statements. The Company has not achieved positive cash flow from operations to date and expects to continue incurring losses for the foreseeable future as it focuses on growing its business.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements have been presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The Company operates as one reportable segment.
Unaudited Interim Financial Statements
The accompanying balance sheet as of June 30, 2022, the statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021, and the statements of redeemable convertible preferred stock and stockholders’ equity (deficit) as of June 30, 2022 and 2021, are unaudited. The financial data and other information disclosed in these notes to the financial statements related to June 30, 2022, and the three and six months ended June 30, 2022 and 2021, are also unaudited.

The accompanying balance sheet as of December 31, 2021 have been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission.
The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of June 30, 2022, and the results of its operations and cash flows for the three and six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022, are not necessarily indicative of results to be expected for the year ending December 31, 2022, or for any other interim period or for any future year and should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed consolidated financial statements. Management uses significant judgment when making estimates related to its common stock valuation in periods before the Company’s IPO and related stock-based compensation expense, right-of-use lease asset, lease liability, and loan facility derivative liability, as well as certain accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
Initial Public Offering
In September 2021, the Company completed its IPO by issuing 6,556,000 shares of common stock, and the exercise of the underwriters option for 983,400 shares, at an offering price of $25.00 per share, for total net proceeds of approximately $172.4 million, after deducting underwriting discounts and commissions of $13.2 million and offering expenses of $2.9 million. Offering costs are capitalized, and consist of fees and expenses incurred in connection with the sale of common stock in its IPO, including legal, accounting, printing and other IPO-related costs. Upon completion of its IPO, these deferred offering costs were reclassified to stockholders’ equity and recorded against the proceeds from the offering. In addition, all 29,912,264 shares of its then-outstanding redeemable convertible preferred stock automatically converted into 29,912,264 shares of common stock and it reclassified $329.5 million of redeemable convertible preferred stock to additional paid-in capital on its condensed consolidated balance sheet. Also, upon the completion of the Company’s IPO, the Company’s 62,454 redeemable convertible preferred stock warrants were exercised and the remaining unexercised warrants expired.
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
Recently Issued Accounting Pronouncements
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

These amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. ASU 2016-13 will be effective for the Company beginning January 1, 2023. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.
Significant Accounting Policies
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization for property and equipment are determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. As of June 30, 2022, the Company no longer reclassifies inventory used at customer sites for evaluation purposes to property and equipment due to change in customary business practices.
During the three months ended June 30, 2022, with the exception of the accounting policy above, there have been no material changes to the Company’s significant accounting policies as described in its 2021 Annual Report or the first quarter 2022 Quarterly Report that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

3.    Fair Value Measurements
The following is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$3,810	$—	$—	$3,810
Cash equivalents	265,996	—	—	$265,996
Total cash and cash equivalents	$269,806	$—	$—	$269,806

Loan facility derivative liability	$—	$—	$1,570	$1,570

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$13,621	$—	$—	$13,621
Cash equivalents	290,699	—	—	290,699
Total cash and cash equivalents	$304,320	$—	$—	$304,320

Loan facility derivative liability	$—	$—	$1,496	$1,496
Cash equivalents consist primarily of money market funds and treasury securities.
There were no transfers in and out of Level 3 during the three and six months ended June 30, 2022 and year ended December 31, 2021.
The fair value of the loan facility derivative liability was determined using a discounted cash flow calculation discounted at 10%.
The following table sets forth a summary of the changes in the estimated fair value of the Company’s loan facility derivative liability, classified as Level 3 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning of the period	$1,533	$1,825	$1,496	$1,782
Issued	—	—	—	—
Change in fair value	37	(38)	74	5
End of the period	$1,570	$1,787	$1,570	$1,787

4.    Inventory
Inventory consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$5,329	$6,740
Work-in-process	1,025	905
Finished goods	7,423	5,502
Total inventory	$13,777	$13,147

5.    Intangible Assets
In March 2019, the Company entered into a license agreement with HydroCision, Inc. This agreement grants the Company an exclusive, perpetual, irrevocable, worldwide, fully paid-up license to develop, manufacture and commercialize products in the field of urology using the patented technology and know-how controlled by HydroCision as of the effective date and as well as new patented technology developed by HydroCision that cover certain activities and improvements that relate to the use of fluid jet technology in connection with the licensed products during the period commencing on the effective date and ending on the earlier of the date that the Company ceases to use HydroCision’s existing contract manufacturers and the third anniversary of the effective date. Also included is the right to utilize HydroCision’s contract manufacturers, if desired. The consideration paid was a one-time upfront payment of $2.5 million, as well as allowing HydroCision (a reciprocal license) to use any new patented technology and know-how developed by the Company relating to the HydroCision patented technology and know-how in the field of urology for HydroCision use outside the field of urology. HydroCision will pay for any patent maintenance fees on HydroCision’s licensed patents. As of June 30, 2022 and December 31, 2021, accumulated amortization was $0.9 million and $0.8 million, respectively, and the net carrying amount is expected to be amortized at a rate of $0.3 million per year until fully amortized.
Amortization expense for intangible assets was $0.1 million and $0.1 million for the three and six months ended June 30, 2022 and 2021.
6.    Loan Facility and Derivative Liability
In September 2019, the Company entered into a loan facility for up to $75.0 million available in four installments. The Company borrowed $25.0 million in September 2019. An additional $25.0 million was borrowed in March 2020. The third installment of $10.0 million was originally available for draw through March 31, 2021 contingent upon achieving $20.0 million in trailing six months revenue. In January 2021, the third installment was amended to be available for draw through June 30, 2021 contingent upon achieving $6.4 million trailing six months revenue. The remaining $15.0 million was originally available for draw through June 30, 2021 and is contingent upon achieving $25.0 million in trailing six months revenue. In January 2021, this installment was amended to be available for draw through June 30, 2022. The facility bears an interest rate of the greater of (i) 9.37% and (ii) 7.17% plus 30 day LIBOR. The initial term of the facility is 60 months with interest-only payments each month for 24 months followed by 36 months amortization of principal and interest. In January 2021, the interest-only period was amended to 36 months followed by 24 months amortization (principal and interest) beginning October 1, 2022 since the amended trailing six months target revenue of $6.4 million was achieved, and accordingly, the current portion of the amount due was reclassified to non-current. Upon drawing the final $15.0 million tranche, the interest-only period was extended 12 months followed by 24 months amortization of principal and interest. Upon the completion of the Company raising over $50.0 million in its IPO in September 2021, interest-only payments were extended an additional 12 months followed by 12 months amortization of principal and interest. Substantially all assets of the Company are pledged as collateral. Commencing with the earlier of June 30, 2021 and the month following the funding of either the third or final installment, the Company is required to achieve revenues for the previous six months ended equal to the greater of (1) 70% of the forecast for the commensurate period, (2) $15.0 million if neither third or final installments have been drawn, (3) $20.0 million if the third but not final installment has been drawn and (4) $25.0 million if both the third and final installments have been drawn.
The loan facility includes certain fees payable to the lender recorded as a loan discount that are accrued and amortized to interest expense during the loan term. A 6% final payment fee of each funded tranche is payable at the earlier of prepayment or loan maturity and a 0.25% facility fee paid at each funded tranche. A prepayment fee was originally payable if the loan is paid before maturity in the amount of 3% of loans outstanding if paid in full during first 12 months, 2% if loan is paid in full during second twelve months, or 1% if loan is paid in full thereafter before maturity. In January 2021, the prepayment fee was removed as part of the amendments. In addition, the Company would pay the lender’s loan initiation fees and a fee upon the earlier occurrence of a defined liquidity event, including but not limited to, a merger or sale of the Company’s assets or voting stock, or achieving a $200 million trailing twelve months revenue target, in each case, by September 2029. The success fees are calculated at the time of the liquidity event occurrence to be $1.0 million if only the first installment has been drawn, $2.0 million if the first two installments have been drawn, $2.4 million if the first three installments have been drawn, or $3.0 million if all four installments have been drawn, in each case, upon the occurrence of the defined liquidity event. As of June 30, 2022, the Company has drawn on the first two installments. The Company determined that this obligation to pay success fees represents freestanding financial instruments.
The amendments in January 2021 were accounted for as a debt modification under ASC 470-50-40 as the changes in the debt terms are not considered substantial, and thus no gain or loss was recorded and a new effective interest rate was established based on the carrying value of the loan and the revised cash flows.
In connection with the Company’s loan facility, the Company is obligated to pay a fee upon the earlier occurrence of a defined liquidity event, including but not limited to, a merger or sale of its assets or voting stock, or achieving a $200.0 million trailing twelve months revenue target, in each case, by September 2029. The fee is calculated at the time of the liquidity event occurrence to be $1.0 million if only the first installment has been drawn, $2.0 million if the first two installments have been drawn, $2.4 million if the first three installments have been drawn, or $3.0 million if all four installments have been drawn, in each case, upon the occurrence of the liquidity event. As of June 30, 2022, the Company has drawn on the first two installments. The Company has determined this fee is a freestanding derivative instrument. The initial $1.4 million fair value of this loan facility derivative was recorded as a debt discount and liability on the date of issuance in connection with obtaining additional financing as applicable and will be revalued every reporting period until the earlier occurrence of a defined liquidity event or achieving a revenue target by September 2029 or termination of such fee arrangement.

7.    Stock-Based Compensation
Stock Options
The Company had 4.5 million shares available for grant as of June 30, 2022 under the 2021 Equity Incentive Award Plan. The Company ceased making awards under the 2008 Stock Plan upon the effective date of the Company’s IPO.
A summary of the Company’s stock option activity and related information are as follows (shares in thousands):

	Six Months Ended
	June 30, 2022
	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	6,365	$5.34
Granted	254	35.58
Exercised	(802)	3.57
Forfeited	(151)	7.09
Outstanding, end of period	5,666	6.90
Vested and expected to vest	5,666	6.90
Exercisable	2,933	4.63
As of June 30, 2022 and December 31, 2021, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $82.3 million and $64.3 million, respectively, and the aggregate pre-tax intrinsic value options outstanding were $147.1 million and $125.7 million, respectively. The aggregate pre-tax intrinsic value of options exercised was $21.7 million and $3.4 million during the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, there was a total of $11.4 million of unrecognized stock-based compensation expense related to stock options.
The fair value of the options granted to employees or directors was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected life (years)	5.8	6.0	5.9	6.0
Expected volatility	56%	52%	55%	49%
Risk-free interest rate	2.9%	1.1%	2.5%	1.1%
Expected dividend rate	—%	—%	—%	—%
Weighted-average fair value	$20.07	$3.59	$19.15	$3.14
Restricted Stock Units
A summary of the Company’s restricted stock unit (“RSU”) activity and related information are as follows (restricted stock units in thousands):

	Six Months Ended
	June 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	35	$34.78
Awarded	538	34.14
Forfeited	(14)	31.76
Outstanding, end of period	559	34.22
As of June 30, 2022, there was a total of $17.8 million of unrecognized stock-based compensation expense related to RSUs.
Employee Stock Purchase Plan
As of June 30, 2022, there was approximately $0.7 million of unrecognized cost related to employee stock purchases under the Employee Stock Purchase Plan (“ESPP”). This cost is expected to be recognized over a weighted average period of 0.5 years. As of June 30, 2022, a total of 0.8 million shares were available for issuance under the ESPP.
The fair value of the awards granted under the ESPP for the six months ended June 30, 2022 to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

Six Months Ended June 30,
2022
Expected life (years)	0.8
Expected volatility	57%
Risk-free interest rate	1.8%
Expected dividend rate	—%
Weighted-average fair value	$12.25
Total stock-based compensation recognized, before taxes, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales	$252	$51	$375	$74
Research and development	553	155	853	307
Sales, general and administrative	1,871	519	3,000	994
Total stock-based compensation	$2,676	$725	$4,228	$1,375

8.    Net Loss Per Share
Upon the completion of the Company’s IPO in September 2021, all 29,912,264 shares of its then-outstanding redeemable convertible preferred stock automatically converted into 29,912,264 shares of common stock.
Net loss per share was determined as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(19,184)	$(14,580)	$(36,369)	$(27,402)
Weighted-average common stock outstanding	44,324	5,597	44,091	5,216
Net loss per share, basic and diluted	$(0.43)	$(2.60)	$(0.82)	$(5.25)
The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	As of June 30,
	2022	2021
Redeemable convertible preferred stock outstanding	—	29,850
Redeemable convertible preferred stock warrants	—	72
Common stock options	5,666	6,621
Restricted stock units	559	—
Employee stock purchase plan	61	—
Total	6,286	36,543

9.    Revenue
The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
U.S.
System sales and rentals	$8,516	$4,770	$16,270	$9,330
Handpieces and other consumables	5,723	1,653	10,167	3,274
Service	567	137	929	209
Total U.S. revenue	14,806	6,560	27,366	12,813
Outside of U.S.
System sales and rentals	869	973	1,610	1,244
Handpieces and other consumables	832	890	1,578	1,493
Service	184	53	334	118
Total outside of U.S. revenue	1,885	1,916	3,522	2,855
Total revenue	$16,691	$8,476	$30,888	$15,668

10.    Segment, Geographical, and Customer Concentration
The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. The Company’s long-lived assets are primarily based in the United States.
No customers accounted for more than 10% of revenue during the three and six months ended June 30, 2022 and 2021.
No customers accounted for more than 10% of accounts receivable at June 30, 2022. One customer accounted for 11% of accounts receivable at December 31, 2021.
The Company’s revenue by geographical location is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	89%	77%	89%	82%
Outside the United States	11%	23%	11%	18%

11.    Commitments and Contingencies
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2022 and December 31, 2021, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
Facility Lease
In July 2013, the Company entered into a lease agreement for its current facility located in Redwood City, California. In 2018, the Company expanded the lease space and extended the lease agreement through October 2023. The lease agreement provides for an escalation of rent payments each year and the Company records rent expense on a straight-line basis over the term of the lease.
Rent expense recognized under the lease, including additional rent charges for utilities, parking, maintenance, and real estate taxes, was $0.7 million for both the three months ended June 30, 2022 and 2021, respectively, and $1.4 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022	Minimum Lease Payments	Debt Repayments	Total
2022	$1,238	$—	$1,238
2023	2,092	12,500	14,592
2024	—	37,500	37,500
Total minimum payments	3,330	50,000	53,330
Less: amount representing interest/unamortized debt discount	(243)	507	264
Present value of future payments	3,087	50,507	53,594
Less: current portion	(2,258)	—	(2,258)
Non-current portion	$829	$50,507	$51,336
As of June 30, 2022 and December 31, 2021, the Company’s security deposit is in the form of, and recorded as, restricted cash.
In December 2021, the Company entered into a lease for two existing buildings, comprising approximately 158,221 square feet of space, located in San Jose, California. The lease commenced in July 2022, and will continue for 122 months following thereafter, with two five year options to extend the term of the lease. The Lease provides for annual base rent of $4.3 million for the first year, which increases on a yearly basis up to $5.5 million for the tenth year, for an aggregate of $49.2 million. Under the terms of the lease, the Company will receive an allowance of up to $7.9 million from the landlord to be applied to the Company’s construction of tenant improvements following the landlord’s delivery of the two buildings to the Company. The Company is currently assessing the accounting impact of the lease on its consolidated financial statements.

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
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. The AquaBeam Robotic System employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We designed our AquaBeam Robotic System to enable consistent and reproducible BPH surgery outcomes. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that are independent of prostate size and shape or surgeon experience. We have developed a significant and growing body of clinical evidence, which includes nine clinical studies and over 100 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of June 30, 2022, we had an install base of 176 AquaBeam Robotic Systems globally, including 114 in the United States.
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
In the United States, we sell our products to hospitals. We are initially targeting 860 high-volume hospitals that perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. Over time, we will gradually expand our focus to also include mid- and low-volume hospitals. These customers in turn bill various third-party payors, such as commercial payors and government agencies, for treatment payment of each patient. Effective in 2021, all local Medicare Administrative Contractors, or MACs, which represent 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states. We also have favorable coverage decisions from several large commercial payors. We plan to leverage these recent successes in our active discussions with all commercial payors to establish additional positive national and regional coverage policies. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and improve payment which we believe will expand patient access to Aquablation therapy.
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
We generated revenue of $30.9 million and incurred a net loss of $36.4 million for the six months ended June 30, 2022, compared to revenue of $15.7 million and a net loss of $27.4 million for the six months ended June 30, 2021. As of June 30, 2022, we had cash and cash equivalents of $269.8 million and an accumulated deficit of $297.9 million.
We completed our IPO in September 2021, which raised $172.4 million, net of issuance costs. Previously, our primary sources of capital have been from private placements of redeemable convertible preferred securities and debt financing agreements. As of June 30, 2022, we have raised $337.1 million from private placements of redeemable convertible preferred securities from our investors. We expect our expenses will increase for the foreseeable future, in particular as we continue to make substantial investments in sales and marketing, operations and research and development. Moreover, we expect to incur additional expenses as a result of operating as a public company, including legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations, and other administrative and professional services expenses. Based on our operating plan, we currently believe that our existing cash and cash equivalents, anticipated revenue and available debt financing arrangements will be sufficient to meet our capital requirements and fund our operations through at least the next twelve months from the issuance date of the financial statements. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional public equity or debt securities or obtain an additional credit facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.
Factors Affecting Our Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. While these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information. These factors include:
•Grow our install base of AquaBeam Robotic Systems: As of June 30, 2022, we had an install base of 176 AquaBeam Robotic Systems globally, including 114 in the United States. In the United States, we are initially focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We are initially targeting 860 high-volume hospitals that we estimate perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. To penetrate these hospitals, we will continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. As we increase our install base of AquaBeam Robotic systems our revenue will increase as a result of the system sale and resulting utilization.
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

•Reimbursement and coverage decisions by third-party payors. Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover all or part of the cost of procedures using our AquaBeam Robotic System. The revenue we are able to generate from sales of our products depends in large part on the availability of sufficient reimbursement from such payors. Effective in 2021, all local MACs, representing 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states. We believe that these favorable coverage decisions have been a catalyst for hospital adoption of our AquaBeam Robotic System. We believe our strong body of clinical evidence and support from key societies, supplemented by the momentum from Medicare coverage, have led to favorable coverage decisions from several large commercial payors. We plan to leverage these recent successes in our active discussions with commercial payors to establish additional positive national and regional coverage policies. We believe that additional commercial payor coverage will contribute to increasing utilization of our system over time. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and further improve patient access to Aquablation therapy.
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
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	89%	77%	89%	82%
Outside the United States	11%	23%	11%	18%
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
Interest and Other Income, Net
Interest Expense
Interest expense consists primarily of interest expense from our note payable.
Interest and Other Income, Net
Interest and other income, net, consists primarily of interest income from our cash and cash equivalents balances, and fair value adjustments from our redeemable convertible preferred stock warrant liabilities and our loan facility derivative liability.

Results of Operations
The following tables show our results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue	$16,691	$8,476	$8,215	97%
Cost of sales	8,205	4,893	3,312	68
Gross profit	8,486	3,583	4,903	137
Gross margin	51%	42%

Operating expenses:
Research and development	6,706	4,476	2,230	50
Selling, general and administrative	19,655	12,299	7,356	60
Total operating expenses	26,361	16,775	9,586	57
Loss from operations	(17,875)	(13,192)	(4,683)	(35)
Interest expense	(1,441)	(1,436)	(5)	—
Interest and other income, net	132	48	84	175
Net loss	$(19,184)	$(14,580)	$(4,604)	(32)

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue	$30,888	$15,668	$15,220	97%
Cost of sales	14,710	8,558	6,152	72
Gross profit	16,178	7,110	9,068	128
Gross margin	52%	45%

Operating expenses:
Research and development	11,717	8,998	2,719	30
Selling, general and administrative	38,040	22,648	15,392	68
Total operating expenses	49,757	31,646	18,111	57
Loss from operations	(33,579)	(24,536)	(9,043)	(37)
Interest expense	(2,862)	(2,900)	38	1
Interest and other income, net	72	34	38	112
Net loss	$(36,369)	$(27,402)	$(8,967)	(33)
Comparison of Three and Six Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
System sales and rentals	$9,385	$5,743	$3,642	63%
Handpieces and other consumables	6,555	2,543	4,012	158
Service	751	190	561	295
Total revenue	$16,691	$8,476	$8,215	97

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
System sales and rentals	$17,880	$10,574	$7,306	69%
Handpieces and other consumables	11,745	4,767	6,978	146
Service	1,263	327	936	286
Total revenue	$30,888	$15,668	$15,220	97
Revenue increased $8.2 million, or 97%, to $16.7 million during the three months ended June 30, 2022, compared to $8.5 million during the three months ended June 30, 2021, and increased $15.2 million or 97% to $30.9 million during the six months ended June 30, 2022, compared to $15.7 million during the six months ended June 30, 2021. The growth in revenue was primarily attributable to an increase of $8.2 million and $14.6 million in revenues derived from the United States for the three and six months ended June 30, 2022, respectively, resulting from higher sales volumes of both our AquaBeam Robotic System and our single-use disposable handpieces, and from the expansion of insurance coverage and the increase in personnel in our sales and marketing organizations. In addition, sales of both our AquaBeam Robotic System and our single-use disposable handpieces outside of the United States had an immaterial decrease in sales volume during the three months ended June 30, 2022, and increased by $0.7 million in sales volume during the six months ended June 30, 2022.
Cost of Sales and Gross Margin
Cost of sales increased $3.3 million, or 68%, to $8.2 million during the three months ended June 30, 2022, compared to $4.9 million during the three months ended June 30, 2021, and increased $6.2 million or 72%, to $14.7 million during the six months ended June 30, 2022, compared to $8.6 million during the six months ended June 30, 2021. The increase in cost of sales was primarily attributable to the growth in the number of units sold.
Gross margin increased to 51% during the three months ended June 30, 2022, compared to 42% for the three months ended June 30, 2021, and increased to 52% during the six months ended June 30, 2022 compared to 45% during the six months ended June 30, 2021. The increase in gross margin was primarily attributable to the growth in unit sales, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units. Additionally, we realized higher average selling prices in the United States on both our AquaBeam Robotic System and our single-use disposable handpieces.
Research and Development Expenses
Research and development expenses (“R&D”) increased $2.2 million, or 50%, to $6.7 million during the three months ended June 30, 2022, compared to $4.5 million during the three months ended June 30, 2021, and increased $2.7 million or 30%, to $11.7 million during the six months ended June 30, 2022, compared to $9.0 million during the six months ended June 30, 2021. The increase in R&D expenses was primarily due to employee-related expenses of our R&D organization. These expenses support ongoing product improvements and the development of additional and next generation technologies.

Selling, General and Administrative Expenses
Selling, general, and administrative expenses (SG&A) increased $7.4 million, or 60%, to $19.7 million during the three months ended June 30, 2022, compared to $12.3 million during the three months ended June 30, 2021, and increased $15.4 million or 68% , to $38.0 million during the six months ended June 30, 2022, compared to $22.6 million. The increase in SG&A expenses was primarily due to employee-related expenses of our sales and marketing organization and reimbursement and administrative organizations as we expanded our infrastructure to drive and support our growth in revenue.
Interest Expense
Interest expense was consistent during the three and six months ended June 30, 2022 and 2021.
Interest and Other Income, Net
Interest and other income, net, was consistent during the three and six months ended June 30, 2022 and 2021.
Liquidity and Capital Resources
Overview
We completed our IPO in September 2021, which raised $172.4 million, net of issuance costs. Previously, our primary sources of capital have been from private placements of redeemable convertible preferred securities and debt financing agreements.
As of June 30, 2022, we had cash and cash equivalents of $269.8 million, an accumulated deficit of $297.9 million, and $50.5 million outstanding on our loan facility. We expect our expenses will increase for the foreseeable future, in particular as we continue to make substantial investments in sales and marketing, operations and research and development. Moreover, we expect to incur additional expenses as a result of operating as a public company, including legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations, and other administrative and professional services expenses. Our future funding requirements will depend on many factors, including:
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
Indebtedness
In September 2019, we entered into a loan facility that initially made up to a total of $75.0 million available in four installments. We borrowed $25.0 million in September 2019 and an additional $25.0 million in March 2020. The third installment is for $10.0 million and was originally available for draw through March 31, 2021 contingent upon our achieving $20.0 million trailing six months revenue in any month before March 31, 2021.
The remaining $15.0 million was originally available for draw through June 30, 2021 contingent upon achieving $25.0 million in trailing six months revenue. In January 2021, the third installment was amended to be available for draw through March 31, 2022 contingent upon our achieving $6.4 million trailing six months revenue prior to June 30, 2021, and the fourth installment was amended to be available for draw though June 30, 2022, which is now no longer available. The facility bears an interest rate of the greater of (i) 9.37% and (ii) 7.17% plus 30-day LIBOR. The facility includes customary negative covenants that, among other things, restrict our ability to incur indebtedness or enter into certain change of control transactions. It also contains customary events of default that would result in the termination of the commitments under the facility and permit the lender to accelerate payment on outstanding borrowings. As of June 30, 2022, we were in compliance with all covenants under the facility. The initial term of the facility is 60 months with interest-only payments, with the repayment of principal being amortized over a period of: 36 months, if we fail to achieve the revenue target for the third installment, 24 months if we achieve the revenue target for the third installment but have not raised at least $50.0 million in an initial public offering, or 12 months if we achieve the revenue target for the third installment and raise at least $50.0 million in an initial public offering. Upon completion of raising over $50.0 million in our IPO in September 2021, interest-only payments was extended an additional 12 months followed by 12 months amortization of principal and interest. We pledged substantially all of our assets as collateral for the loan. Commencing with the quarter ended June 30, 2021, we are required to achieve revenue for the previous six months ended equal to 70% of the forecast for the commensurate quarterly period. Additionally, in connection with the loan facility, we are obligated to pay a fee upon the earlier occurrence of a defined liquidity event, including but not limited to, a merger or sale of our assets or voting stock, or our achieving a $200.0 million trailing twelve months revenue target, in each case, by September 2029. The fee is calculated at the time of the liquidity event occurrence to be $1.0 million if only the first installment has been drawn, $2.0 million if the first two installments have been drawn, $2.4 million if the first three installments have been drawn, or $3.0 million if all four installments have been drawn, in each case, upon the occurrence of the liquidity event. As of June 30, 2022, we have drawn on the first two installments. As of June 30, 2022, we had $50.0 million outstanding under the loan facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(35,357)	$(28,107)
Investing activities	(273)	(149)
Financing activities	4,153	87,350
Net (decrease) increase in cash, cash equivalents and restricted cash	$(31,477)	$59,094
Net Cash Used in Operating Activities
During the six months ended June 30, 2022, net cash used in operating activities was $35.4 million, consisting primarily of a net loss of $36.4 million and an increase in net operating assets of $4.6 million, partially offset by non-cash charges of $5.6 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization resulted in an increase in accounts receivable and inventory. Non-cash charges consisted primarily of stock-based compensation and depreciation.
During the six months ended June 30, 2021, net cash used in operating activities was $28.1 million, consisting primarily of a net loss of $27.4 million and an increase in net operating assets of $4.2 million, partially offset by non-cash charges of $3.5 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization resulted in an increase in accounts receivable, inventory and prepaid expenses, partially offset by an increase in accounts payable. Non-cash charges consisted primarily of depreciation and stock-based compensation.
Net Cash Used in by Investing Activities
During the six months ended June 30, 2022, net cash used in investing activities was $0.3 million, consisting of purchases of property and equipment. During the six months ended June 30, 2021, net cash used in investing activities was $0.1 million, consisting of purchases of property and equipment.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities was $4.2 million, consisting of proceeds from exercises of stock options. During the six months ended June 30, 2021, net cash provided by financing activities was $87.4 million, consisting of proceeds from issuance of Series G preferred stock, net of issuance costs and proceeds from exercises of stock options.
Contractual Commitments and Contingencies
The information included in Note 11 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in our Annual Report on Form 10-K dated March 22, 2022, or Annual Report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. with the exception of the accounting policy change described in Part I, Item I, Note 2, there have been no material changes to our significant accounting policies during the three months ended June 30, 2022.
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
On the last business day of our second quarter in 2022, the aggregate market value of our shares held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2022, we will be considered a large accelerated filer as defined in Rule 12b-2 under the Exchange Act, and we will cease to be an emerging growth company as defined in the JOBS Act. We will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting.
Recent Accounting Pronouncements
The information included in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Cash and cash equivalents of $269.8 million as of June 30, 2022, consisted of securities carried at quoted market prices with an original maturity of three months or less and therefore there is minimal risk associated with fluctuating interest rates. We do not currently use or plan to use financial derivatives in our investment portfolio.
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
Our accounts receivable primarily relate to revenue from the sale or rental of our products. No customers accounted for more than 10% of accounts receivable at June 30, 2022. One customer accounted for 11% of accounts receivable at December 31, 2021. We believe that credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms and diversity of our customer base.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceeding
We are not subject to any material legal proceedings.
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 22, 2022. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the three months ended June 30, 2022, there were no material changes to our previously disclosed risk factors. Besides risk factors disclosed in the Annual Report and this Quarterly Report, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
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
Dated: August 5, 2022

PROCEPT BIOROBOTICS CORPORATION

/s/ Reza Zadno
Reza Zadno, Ph.D.
President and Chief Executive Officer
(principal executive officer)

/s/ Kevin Waters
Kevin Waters
EVP, Chief Financial Officer
(principal financial and accounting officer)