Form 10-Q
period 2022-09-30
PROCEPT BioRobotics Corp
filed 2022-11-04
CIK 1588978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The registrant had outstanding 44,720,047 shares of common stock as of October 31, 2022.

PROCEPT BioRobotics Corporation
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended September 30, 2022
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

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$249,217	$304,320
Accounts receivable, net	12,838	4,464
Inventory	22,358	13,147
Prepaid expenses and other current assets	4,519	4,242
Total current assets	288,932	326,173
Restricted cash	3,814	777
Property and equipment, net	5,120	5,045
Operating lease right-of-use assets, net	24,424	3,279
Intangible assets, net	1,545	1,750
Other assets	202	—
Total assets	$324,037	$337,024
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,331	$2,029
Accrued compensation	10,284	6,475
Deferred revenue	2,342	1,025
Operating lease – current portion	2,473	2,105
Other current liabilities	5,929	4,608
Total current liabilities	27,359	16,242
Note payable – non-current portion	50,692	50,004
Operating lease – non-current portion	23,415	1,991
Loan facility derivative liability	1,609	1,496
Other non-current liabilities	200	200
Total liabilities	103,275	69,933
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value;
Authorized shares: 10,000 at September 30, 2022 and December 31, 2021
Issued and outstanding shares: none at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value;
Authorized shares: 300,000 at September 30, 2022 and December 31, 2021
Issued and outstanding shares: 44,714 and 43,676 at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	541,048	528,666
Accumulated other comprehensive loss	217	(54)
Accumulated deficit	(320,503)	(261,521)
Total stockholders’ equity	220,762	267,091
Total liabilities and stockholders’ equity	$324,037	$337,024
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$20,349	$8,668	$51,237	$24,335
Cost of sales	10,118	4,428	24,828	12,986
Gross profit	10,231	4,240	26,409	11,349
Operating expenses:
Research and development	7,582	4,919	19,299	13,917
Selling, general and administrative	24,754	12,118	62,794	34,765
Total operating expenses	32,336	17,037	82,093	48,682
Loss from operations	(22,105)	(12,797)	(55,684)	(37,333)
Interest expense	(1,455)	(1,469)	(4,317)	(4,370)
Interest and other income, net	947	163	1,019	198
Net loss	$(22,613)	$(14,103)	$(58,982)	$(41,505)
Net loss per share, basic and diluted	$(0.51)	$(1.22)	$(1.33)	$(5.64)
Weighted-average common shares used to
compute net loss per share attributable to
common shareholders, basic and diluted	44,640	11,580	44,276	7,361
Other comprehensive loss:
Unrealized gain (loss) on cash equivalents	185	(2)	271	(27)
Comprehensive loss	$(22,428)	$(14,105)	$(58,711)	$(41,532)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	43,676	$—	$528,666	$(54)	$(261,521)	$267,091
Issuance upon exercise of options	—	—	401	—	1,291	—	—	1,291
Stock-based compensation expense	—	—	—	—	1,552	—	—	1,552
Unrealized gain on cash equivalents	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(17,185)	(17,185)
Balance at March 31, 2022	—	—	44,077	—	531,509	(53)	(278,706)	252,750
Issuance upon exercise of options	—	—	400	—	1,572	—	—	1,572
Shares issued under employee stock purchase plan	—	—	61	—	1,289	—	—	1,289
Stock-based compensation expense	—	—	—	—	2,676	—	—	2,676
Unrealized gain on cash equivalents	—	—	—	—	—	85	—	85
Net loss	—	—	—	—	—	—	(19,184)	(19,184)
Balance at June 30, 2022	—	—	44,538	—	537,046	32	(297,890)	239,188
Issuance upon exercise of options	—	—	176	—	777	—	—	777
Stock-based compensation expense	—	—	—	—	3,225	—	—	3,225
Unrealized gain on cash equivalents	—	—	—	—	—	185	—	185
Net loss	—	—	—	—	—	—	(22,613)	(22,613)
Balance at September 30, 2022	—	$—	44,714	—	$541,048	$217	$(320,503)	$220,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	25,402	$243,854	4,713	$—	$18,788	$(14)	$(201,668)	$(182,894)
Issuance upon exercise of options	—	—	504	—	1,225	—	—	1,225
Stock-based compensation expense	—	—	—	—	650	—	—	650
Unrealized loss on cash equivalents	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	(12,822)	(12,822)
Balance at March 31, 2021	25,402	243,854	5,217	—	20,663	(30)	(214,490)	(193,857)
Issuance of preferred stock, net of issuance costs	4,448	84,710	—	—	—	—	—	—
Issuance upon exercise of options	—	—	575	—	1,415	—	—	1,415
Stock-based compensation expense	—	—	—	—	725	—	—	725
Unrealized loss on cash equivalents	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(14,580)	(14,580)
Balance at June 30, 2021	29,850	328,564	5,792	—	22,803	(39)	(229,070)	(206,306)
Issuance upon exercise of warrants	62	970	—	—	—	—	—	—
Issuance of preferred stock, net of issuance costs	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(29,912)	(329,534)	29,912	—	329,534	—	—	329,534
Issuance common stock upon initial public offering, net of issuance costs	—	—	7,539	—	172,409	—	—	172,409
Issuance upon exercise of options	—	—	229	—	855	—	—	855
Stock-based compensation expense	—	—	—	—	925	—	—	925
Unrealized loss on cash equivalents	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(14,103)	(14,103)
Balance at September 30, 2021	—	$—	43,472	$—	$526,526	$(41)	$(243,173)	$283,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(58,982)	$(41,505)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,178	2,561
Stock-based compensation expense	7,452	2,300
Change in fair value of redeemable convertible preferred stock warrants and derivative liability	113	(235)
Non-cash lease adjustment	645	(249)
Inventory write-down	87	537
Changes in operating assets and liabilities:
Accounts receivable, net	(8,375)	(4,804)
Inventory	(9,502)	(3,580)
Prepaid expenses and other current assets	(2)	(606)
Other assets	(202)	—
Accounts payable	4,243	2,362
Accrued compensation	3,810	235
Accrued interest expense	688	804
Deferred revenue	1,318	615
Other liabilities	1,321	707
Net cash used in operating activities	(55,208)	(40,858)
Cash flows from investing activities:
Purchases of property and equipment	(1,787)	(260)
Net cash used in investing activities	(1,787)	(260)
Cash flows from financing activities:
Proceeds from issuance of Series G preferred stock, net of issuance costs	—	84,710
Proceeds from issuance of common stock under employee stock purchase plan	1,289	—
Proceeds from issuance of common stock from the exercise of stock options	3,641	3,495
Proceeds from the exercise of redeemable convertible preferred stock warrants	—	858
Proceeds from issuance of common stock from the initial public offering, net of underwriting discounts, commissions and offering expenses	—	172,409
Net cash provided by financing activities	4,930	261,472
Net (decrease) increase in cash, cash equivalents and restricted cash	(52,065)	220,354
Cash, cash equivalents and restricted cash
Beginning of the period	305,096	100,907
End of the period	$253,031	$321,261
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$249,217	$320,484
Restricted cash	3,814	777
Cash, cash equivalents and restricted cash in balance sheets	$253,031	$321,261
Supplemental cash flow information
Interest paid	$3,573	$3,566
Non-cash investing and financing activities
Transfer of evaluation units from inventory to property and equipment, net	$203	$(1,227)
Property and equipment included in accounts payable and other current liabilities	$200	$200
Deferred offering costs included in accounts payable and other current liabilities	$—	$819
Right-of-use assets obtained in exchange for operating lease liabilities	$22,668	$—
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
Liquidity
As of September 30, 2022, the Company had cash and cash equivalents of $249.2 million, and an accumulated deficit of $320.5 million. In September 2021, the Company completed its initial public offering (“IPO”) for net proceeds of approximately $172.4 million, after deducting underwriting discounts and commissions and offering expenses. Since its inception, the Company has financed its operations with a combination of debt and equity financing arrangements. The Company expects its cash, cash equivalents, and anticipated revenue will be sufficient to meet its capital requirements and fund its operations through at least the next twelve months from the issuance date of these financial statements. The Company has not achieved positive cash flow from operations to date and expects to continue incurring losses for the foreseeable future as it focuses on growing its business.
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
Unaudited Interim Financial Statements
The accompanying balance sheet as of September 30, 2022, the statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the statements of cash flows for the nine months ended September 30, 2022 and 2021, and the statements of redeemable convertible preferred stock and stockholders’ equity (deficit) as of September 30, 2022 and 2021, are unaudited. The financial data and other information disclosed in these notes to the financial statements related to September 30, 2022, and the three and nine months ended September 30, 2022 and 2021, are also unaudited. The accompanying balance sheet as of December 31, 2021 have been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission.
The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of September 30, 2022, and the results of its operations and cash flows for the three and nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022, are not necessarily indicative of results to be expected for the year ending December 31, 2022, or for any other interim period or for any future year and should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report.
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
Initial Public Offering (IPO)
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
Income Taxes
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ( the Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on corporate stock buy-backs. The Company expects the various provisions of the Inflation Act to not have a material impact on the Company’s condensed consolidated financial statements and related notes.
During the three months ended September 30, 2022, there have been no material changes to the Company’s significant accounting policies as described in its 2021 Annual Report or the first quarter 2022 Quarterly Report that could have had a material impact on the Company’s condensed consolidated financial statements and related notes.

3.    Fair Value Measurements
The following is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$12,077	$—	$—	$12,077
Cash equivalents	237,140	—	—	$237,140
Total cash and cash equivalents	$249,217	$—	$—	$249,217

Loan facility derivative liability	$—	$—	$1,609	$1,609

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$13,621	$—	$—	$13,621
Cash equivalents	290,699	—	—	290,699
Total cash and cash equivalents	$304,320	$—	$—	$304,320

Loan facility derivative liability	$—	$—	$1,496	$1,496
Cash equivalents consist primarily of money market funds and treasury securities.
There were no transfers in and out of Level 3 during the three and nine months ended September 30, 2022 and year ended December 31, 2021.
The fair value of the loan facility derivative liability was determined using a discounted cash flow calculation discounted at 10%.
The following table sets forth a summary of the changes in the estimated fair value of the Company’s loan facility derivative liability, classified as Level 3 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning of the period	$1,570	$1,787	$1,496	$1,782
Change in fair value	39	(177)	113	(172)
End of the period	$1,609	$1,610	$1,609	$1,610

4.    Inventory
Inventory consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$11,757	$6,740
Work-in-process	1,890	905
Finished goods	8,711	5,502
Total inventory	$22,358	$13,147

5.    Intangible Assets
In March 2019, the Company entered into a license agreement with HydroCision, Inc. This agreement grants the Company an exclusive, perpetual, irrevocable, worldwide, fully paid-up license to develop, manufacture and commercialize products in the field of urology using the patented technology and know-how controlled by HydroCision as of the effective date and as well as new patented technology developed by HydroCision that cover certain activities and improvements that relate to the use of fluid jet technology in connection with the licensed products during the period commencing on the effective date and ending on the earlier of the date that the Company ceases to use HydroCision’s existing contract manufacturers and the third anniversary of the effective date. Also included is the right to utilize HydroCision’s contract manufacturers, if desired. The consideration paid was a one-time upfront payment of $2.5 million, as well as allowing HydroCision (a reciprocal license) to use any new patented technology and know-how developed by the Company relating to the HydroCision patented technology and know-how in the field of urology for HydroCision use outside the field of urology. HydroCision will pay for any patent maintenance fees on HydroCision’s licensed patents. As of September 30, 2022 and December 31, 2021, accumulated amortization was $1.0 million and $0.8 million, respectively, and the net carrying amount is expected to be amortized at a rate of $0.3 million per year until fully amortized.
Amortization expense for intangible assets was $0.1 million and $0.2 million for the three and nine months ended September 30, 2022 and 2021.
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
The loan facility includes certain fees payable to the lender recorded as a loan discount that are accrued and amortized to interest expense during the loan term. A 6% final payment fee of each funded tranche is payable at the earlier of prepayment or loan maturity and a 0.25% facility fee paid at each funded tranche. A prepayment fee was originally payable if the loan is paid before maturity in the amount of 3% of loans outstanding if paid in full during first 12 months, 2% if loan is paid in full during second twelve months, or 1% if loan is paid in full thereafter before maturity. In January 2021, the prepayment fee was removed as part of the amendments. In addition, the Company would pay the lender’s loan initiation fees and a fee upon the earlier occurrence of a defined liquidity event, including but not limited to, a merger or sale of the Company’s assets or voting stock, or achieving a $200 million trailing twelve months revenue target, in each case, by September 2029. The success fees are calculated at the time of the liquidity event occurrence to be $1.0 million if only the first installment has been drawn, $2.0 million if the first two installments have been drawn, $2.4 million if the first three installments have been drawn, or $3.0 million if all four installments have been drawn, in each case, upon the occurrence of the defined liquidity event. As of September 30, 2022, the Company has drawn on the first two installments. The Company determined that this obligation to pay success fees represents freestanding financial instruments.
The amendments in January 2021 were accounted for as a debt modification under ASC 470-50-40 as the changes in the debt terms are not considered substantial, and thus no gain or loss was recorded and a new effective interest rate was established based on the carrying value of the loan and the revised cash flows.
In connection with the Company’s loan facility, the Company is obligated to pay a fee upon the earlier occurrence of a defined liquidity event, including but not limited to, a merger or sale of its assets or voting stock, or achieving a $200.0 million trailing twelve months revenue target, in each case, by September 2029. The fee is calculated at the time of the liquidity event occurrence to be $1.0 million if only the first installment has been drawn, $2.0 million if the first two installments have been drawn, $2.4 million if the first three installments have been drawn, or $3.0 million if all four installments have been drawn, in each case, upon the occurrence of the liquidity event. As of September 30, 2022, the Company has drawn on the first two installments. The Company has determined this fee is a freestanding derivative instrument. The initial $1.4 million fair value of this loan facility derivative was recorded as a debt discount and liability on the date of issuance in connection with obtaining additional financing as applicable and will be revalued every reporting period until the earlier occurrence of a defined liquidity event or achieving a revenue target by September 2029 or termination of such fee arrangement.
Subsequent to September 30, 2022, the Company paid the loan facility and related fees in full. See Note 12 for further information.

7.    Stock-Based Compensation
Stock Options
The Company had 4.4 million shares available for grant as of September 30, 2022 under the 2021 Equity Incentive Award Plan. The Company ceased making awards under the 2008 Stock Plan upon the effective date of the Company’s IPO.
A summary of the Company’s stock option activity and related information are as follows (shares in thousands):

	Nine Months Ended
	September 30, 2022
	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	6,365	$5.34
Granted	254	35.58
Exercised	(978)	3.72
Forfeited	(224)	7.75
Outstanding, end of period	5,417	6.95
Vested and expected to vest	5,417	6.95
Exercisable	3,142	5.27
As of September 30, 2022 and December 31, 2021, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $113.7 million and $64.3 million, respectively, and the aggregate pre-tax intrinsic value options outstanding were $187.0 million and $125.7 million, respectively. The aggregate pre-tax intrinsic value of options exercised was $27.9 million and $5.1 million during the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, there was a total of $9.7 million of unrecognized stock-based compensation expense related to stock options.
There were no stock options granted for the three months ended September 30, 2022. The fair value of the options granted to employees or directors was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected life (years)	0.0	5.9	5.9	6.0
Expected volatility	—%	53%	55%	50%
Risk-free interest rate	—%	0.9%	2.5%	1.0%
Expected dividend rate	—%	—%	—%	—%
Weighted-average fair value	$—	$7.00	$19.15	$3.88
Restricted Stock Units
A summary of the Company’s restricted stock unit (“RSU”) activity and related information are as follows (restricted stock units in thousands):

	Nine Months Ended
	September 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	35	$34.78
Awarded	630	34.42
Forfeited	(29)	33.76
Outstanding, end of period	636	34.47
As of September 30, 2022, there was a total of $19.1 million of unrecognized stock-based compensation expense related to RSUs.
Employee Stock Purchase Plan
As of September 30, 2022, there was approximately $0.3 million of unrecognized cost related to employee stock purchases under the Employee Stock Purchase Plan (“ESPP”). This cost is expected to be recognized over a weighted average period of 0.5 years. As of September 30, 2022, a total of 0.8 million shares were available for issuance under the ESPP.
The fair value of the awards granted under the ESPP for the nine months ended September 30, 2022 to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

Nine Months Ended September 30,
2022
Expected life (years)	0.8
Expected volatility	57%
Risk-free interest rate	1.8%
Expected dividend rate	—%
Weighted-average fair value	$12.25
Total stock-based compensation recognized, before taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$337	$62	$712	$135
Research and development	678	174	1,531	482
Sales, general and administrative	2,210	689	5,209	1,683
Total stock-based compensation	$3,225	$925	$7,452	$2,300

8.    Net Loss Per Share
Upon the completion of the Company’s IPO in September 2021, all 29,912,264 shares of its then-outstanding redeemable convertible preferred stock automatically converted into 29,912,264 shares of common stock.
Net loss per share was determined as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(22,613)	$(14,103)	$(58,982)	$(41,505)
Weighted-average common stock outstanding	44,640	11,580	44,276	7,361
Net loss per share, basic and diluted	$(0.51)	$(1.22)	$(1.33)	$(5.64)
The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	As of September 30,
	2022	2021
Common stock options	5,417	6,607
Restricted stock units	636	—
Employee stock purchase plan	61	—
Total	6,114	6,607

9.    Revenue
The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
U.S.
System sales and rentals	$9,811	$5,038	$26,081	$14,368
Handpieces and other consumables	8,015	2,184	18,182	5,458
Service	812	169	1,741	378
Total U.S. revenue	18,638	7,391	46,004	20,204
Outside of U.S.
System sales and rentals	743	481	2,353	1,725
Handpieces and other consumables	791	666	2,369	2,159
Service	177	130	511	247
Total outside of U.S. revenue	1,711	1,277	5,233	4,131
Total revenue	$20,349	$8,668	$51,237	$24,335

10.    Segment, Geographical, and Customer Concentration
The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. The Company’s long-lived assets are primarily based in the United States.
No customers accounted for more than 10% of revenue during the three and nine months ended September 30, 2022 and 2021.
No customers accounted for more than 10% of accounts receivable at September 30, 2022. One customer accounted for 11% of accounts receivable at December 31, 2021.
The Company’s revenue by geographical location is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	92%	85%	90%	83%
Outside the United States	8%	15%	10%	17%

11.    Commitments and Contingencies
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2022 and December 31, 2021, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
Facility Lease
In July 2013, the Company entered into a lease agreement for its current facility located in Redwood City, California. In 2018, the Company expanded the lease space and extended the lease agreement through October 2023. The lease agreement provides for an escalation of rent payments each year and the Company records rent expense on a straight-line basis over the term of the lease.
In December 2021, the Company entered into a lease for two existing buildings, comprising approximately 158,221 square feet of space, located in San Jose, California. The lease commenced in July 2022, and will continue for 122 months following thereafter, with two five year options to extend the term of the lease. The Lease provides for annual base rent of $4.3 million for the first year, which increases on a yearly basis up to $5.5 million for the tenth year, for an aggregate of $49.2 million. Under the terms of the lease, the Company will receive an allowance of up to $7.9 million from the landlord to be applied to the Company’s construction of tenant improvements following the landlord’s delivery of the two buildings to the Company. During the three months ended September 30, 2022, the Company recorded both an right-of-use asset and liability of $22.7 million related to the lease. Lease payments have not yet commenced for the lease. The Company used 9% as its discount rate and the remaining operating lease term is 10.4 years.
Rent expense recognized under the lease, including additional rent charges for utilities, parking, maintenance, and real estate taxes, was $1.9 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $3.3 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022	Minimum Lease Payments	Debt Repayments	Total
2022	$658	$—	$658
2023	5,610	12,500	18,110
2024	4,184	37,500	41,684
2025	4,297	—	4,297
2026	4,426	—	4,426
Thereafter	24,146	—	24,146
Total minimum payments	43,321	50,000	93,321
Less: amount representing interest/unamortized debt discount	(17,433)	692	(16,741)
Present value of future payments	$25,888	$50,692	76,580
Less: current portion	(2,473)	—	(2,473)
Non-current portion	$23,415	$50,692	$74,107
As of September 30, 2022 and December 31, 2021, the Company’s security deposit is in the form of, and recorded as, restricted cash.

12.    Subsequent Event
In October 2022, the Company entered into a loan and security agreement (the "CIBC Loan Agreement") with Canadian Imperial Bank of Commerce ("CIBC"). The CIBC Loan Agreement provides for a senior secured term loan facility in the aggregate principal amount of $52.0 million (the "Term Loan Facility") which was borrowed in full.
The Term Loan Facility was used to repay and terminate the Company's previous loan facility (see Note 6), transaction fees, and related expenses.
The Term Loan Facility is scheduled to mature on the fifth anniversary of the Closing Date (the "Maturity Date"). The CIBC Loan Agreement provides for interest-only payments on the Term Loan Facility for the first thirty-six months following the Closing Date (the "Initial Interest-Only Period"). The Initial Interest-Only Period will be extended to an additional twelve months if the Company achieves either (i) $200.0 million or greater in revenue in any twelve-month period or (ii) $0 or greater in EBITDA in any six-month period. Thereafter, amortization payments on the Term Loan Facility will be payable monthly until the Maturity Date in monthly installments equal to 20% of the then outstanding principal amount of the Term Loan Facility divided by 12 plus any accrued and unpaid interest. The Company has the option to prepay the Term Loan Facility without any prepayment charge or fee.
The loan borrowed under the Term Loan Facility bears interest at an annual rate equal to the secured overnight financing rate ("SOFR") (calculated based on an adjustment of .10%, .15% and .25%, respectively, for one-month, three-month or six-month term SOFR as of a specified date, subject to a floor of 1.5%) plus an applicable margin of 2.25%.
The obligations under the CIBC Loan Agreement are secured by substantially all of the Company's assets, including its intellectual property and by a pledge all of the Company's equity interests in its U.S. subsidiaries and 65% of the Company's equity interests in its non-U.S. subsidiaries that are directly owned by the Company. The Company is obligated to maintain in deposit accounts held at CIBC the lesser of (i) $150.0 million or (ii) all of its non-operating cash.
The Company is currently assessing the accounting impact of the CIBC Loan Agreement on its consolidated financial statements.

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
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. The AquaBeam Robotic System employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We designed our AquaBeam Robotic System to enable consistent and reproducible BPH surgery outcomes. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that are independent of prostate size and shape or surgeon experience. We have developed a significant and growing body of clinical evidence, which includes nine clinical studies and over 100 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of September 30, 2022, we had an install base of 208 AquaBeam Robotic Systems globally, including 139 in the United States.
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
In the United States, we sell our products to hospitals. We are initially targeting 860 high-volume hospitals that perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. Over time, we expect to gradually expand our focus to also include mid- and low-volume hospitals. These customers in turn bill various third-party payors, such as commercial payors and government agencies, for treatment payment of each patient. Effective in 2021, all local Medicare Administrative Contractors, or MACs, which represent 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states. We also have favorable coverage decisions from several large commercial payors. We plan to leverage these recent successes in our active discussions with all commercial payors to establish additional positive national and regional coverage policies. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and improve payment which we believe will expand patient access to Aquablation therapy.
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
We generated revenue of $51.2 million and incurred a net loss of $59.0 million for the nine months ended September 30, 2022, compared to revenue of $24.3 million and a net loss of $41.5 million for the nine months ended September 30, 2021. As of September 30, 2022, we had cash and cash equivalents of $249.2 million and an accumulated deficit of $320.5 million.
We completed our IPO in September 2021, which raised $172.4 million, net of issuance costs. Previously, our primary sources of capital have been from private placements of redeemable convertible preferred securities and debt financing agreements. As of September 30, 2022, we have raised $337.1 million from private placements of redeemable convertible preferred securities from our investors. We expect our expenses will increase for the foreseeable future, in particular as we continue to make substantial investments in sales and marketing, operations and research and development. Moreover, we expect to incur additional expenses as a result of operating as a public company, including legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations, and other administrative and professional services expenses. Based on our operating plan, we currently believe that our existing cash, cash equivalents, and anticipated revenue will be sufficient to meet our capital requirements and fund our operations through at least the next twelve months from the issuance date of the financial statements. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional public equity or debt securities or obtain an additional credit facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.
Factors Affecting Our Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. While these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information. These factors include:
•Grow our install base of AquaBeam Robotic Systems: As of September 30, 2022, we had an install base of 208 AquaBeam Robotic Systems globally, including 139 in the United States. In the United States, we are initially focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We are initially targeting 860 high-volume hospitals that we estimate perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. To penetrate these hospitals, we expect to continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. As we increase our install base of AquaBeam Robotic systems we expect our revenue will increase as a result of the system sale and resulting utilization.
•Increase system utilization: Our revenue is significantly impacted by the utilization of our AquaBeam robotic system. Once we place a system within a hospital our objective is to establish Aquablation therapy as the surgical treatment of choice for BPH. Within each hospital we are initially focused on targeting urologists who perform medium-to-high volumes of resective procedures and converting their resective cases to Aquablation therapy. To accomplish this, we expect to continue expanding our team of highly trained Aquablation representatives and clinical specialists who are focused on driving system utilization within the hospital, providing education and training support and ensuring excellent user experiences. As urologists gain experience with Aquablation therapy we expect to leverage their experiences to capture more surgical volumes and establish Aquablation therapy as the surgical standard of care.

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
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	92%	85%	90%	83%
Outside the United States	8%	15%	10%	17%
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

Results of Operations
The following tables show our results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue	$20,349	$8,668	$11,681	135%
Cost of sales	10,118	4,428	5,690	129
Gross profit	10,231	4,240	5,991	141
Gross margin	50%	49%

Operating expenses:
Research and development	7,582	4,919	2,663	54
Selling, general and administrative	24,754	12,118	12,636	104
Total operating expenses	32,336	17,037	15,299	90
Loss from operations	(22,105)	(12,797)	(9,308)	(73)
Interest expense	(1,455)	(1,469)	14	1
Interest and other income, net	947	163	784	481
Net loss	$(22,613)	$(14,103)	$(8,510)	(60)

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue	$51,237	$24,335	$26,902	111%
Cost of sales	24,828	12,986	11,842	91
Gross profit	26,409	11,349	15,060	133
Gross margin	52%	47%

Operating expenses:
Research and development	19,299	13,917	5,382	39
Selling, general and administrative	62,794	34,765	28,029	81
Total operating expenses	82,093	48,682	33,411	69
Loss from operations	(55,684)	(37,333)	(18,351)	(49)
Interest expense	(4,317)	(4,370)	53	1
Interest and other income, net	1,019	198	821	415
Net loss	$(58,982)	$(41,505)	$(17,477)	(42)
Comparison of Three and Nine Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
System sales and rentals	$10,554	$5,519	$5,035	91%
Handpieces and other consumables	8,807	2,846	5,961	209
Service	988	303	685	226
Total revenue	$20,349	$8,668	$11,681	135

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
System sales and rentals	$28,434	$16,092	$12,342	77%
Handpieces and other consumables	20,551	7,614	12,937	170
Service	2,252	629	1,623	258
Total revenue	$51,237	$24,335	$26,902	111
Revenue increased $11.7 million, or 135%, to $20.3 million during the three months ended September 30, 2022, compared to $8.7 million during the three months ended September 30, 2021, and increased $26.9 million or 111% to $51.2 million during the nine months ended September 30, 2022, compared to $24.3 million during the nine months ended September 30, 2021. The growth in revenue was primarily attributable to an increase of $11.2 million and $25.8 million in revenues derived from the United States for the three and nine months ended September 30, 2022, respectively, resulting from higher sales volumes of both our AquaBeam Robotic System and our single-use disposable handpieces, increases in our average selling prices on both our AquaBeam Robotic System and our single-use disposable handpieces, from the expansion of insurance coverage, and the increase in personnel in our commercial organization. In addition, sales of both our AquaBeam Robotic System and our single-use disposable handpieces outside of the United States had an increase by $0.4 million in sales volume during the three months ended September 30, 2022, and increased by $0.8 million in sales volume during the nine months ended September 30, 2022.
Cost of Sales and Gross Margin
Cost of sales increased $5.7 million, or 129%, to $10.1 million during the three months ended September 30, 2022, compared to $4.4 million during the three months ended September 30, 2021, and increased $11.8 million or 91%, to $24.8 million during the nine months ended September 30, 2022, compared to $13.0 million during the nine months ended September 30, 2021. The increase in cost of sales was primarily attributable to the growth in the number of units sold.
Gross margin increased to 50% during the three months ended September 30, 2022, compared to 49% for the three months ended September 30, 2021, and increased to 52% during the nine months ended September 30, 2022 compared to 47% during the nine months ended September 30, 2021. The increase in gross margin was primarily attributable to the growth in unit sales, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units. Additionally, we realized higher average selling prices in the United States on both our AquaBeam Robotic System and our single-use disposable handpieces.
Research and Development Expenses
Research and development expenses (“R&D”) increased $2.7 million, or 54%, to $7.6 million during the three months ended September 30, 2022, compared to $4.9 million during the three months ended September 30, 2021, and increased $5.4 million or 39%, to $19.3 million during the nine months ended September 30, 2022, compared to $13.9 million during the nine months ended September 30, 2021. The increase in R&D expenses was primarily due to employee-related expenses from increased headcount of our R&D organization. These expenses support ongoing product improvements and the development of additional and next generation technologies.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses (SG&A) increased $12.6 million, or 104%, to $24.8 million during the three months ended September 30, 2022, compared to $12.1 million during the three months ended September 30, 2021, and increased $28.0 million or 81% , to $62.8 million during the nine months ended September 30, 2022, compared to $34.8 million. The increase in SG&A expenses was primarily due to employee-related expenses of our sales and marketing organization and reimbursement and administrative organizations as we expanded our infrastructure to drive and support our growth in revenue.
Interest Expense
Interest expense was consistent during the three and nine months ended September 30, 2022 and 2021.
Interest and Other Income, Net
Interest and other income, net, increased both $0.8 million during the three and nine months ended September 30, 2022 and 2021, respectively due to interest income earned on cash and cash equivalents.
Liquidity and Capital Resources
Overview
We completed our IPO in September 2021, which raised $172.4 million, net of issuance costs. Previously, our primary sources of capital have been from private placements of redeemable convertible preferred securities and debt financing agreements.
As of September 30, 2022, we had cash and cash equivalents of $249.2 million, an accumulated deficit of $320.5 million, and $50.7 million outstanding on our loan facility (which we refinanced in October 2022 was described below). We expect our expenses will increase for the foreseeable future, in particular as we continue to make substantial investments in sales and marketing, operations and research and development. Moreover, we expect to incur additional expenses as a result of operating as a public company, including legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations, and other administrative and professional services expenses. Our future funding requirements will depend on many factors, including:
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
Based on our operating plan, we currently believe that our existing cash, cash equivalents, and anticipated revenue will be sufficient to meet our capital requirements and fund our operations through at least the next twelve months from the issuance date of the financial statements. We have based this estimate on assumptions that may prove to be wrong, and we may need to utilize additional available capital resources. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional public equity or debt securities or obtain an additional credit facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.
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
The remaining $15.0 million was originally available for draw through June 30, 2021 contingent upon achieving $25.0 million in trailing six months revenue. In January 2021, the third installment was amended to be available for draw through March 31, 2022 contingent upon our achieving $6.4 million trailing six months revenue prior to June 30, 2021, and the fourth installment was amended to be available for draw though June 30, 2022, which is now no longer available. The facility bears an interest rate of the greater of (i) 9.37% and (ii) 7.17% plus 30-day LIBOR. The facility includes customary negative covenants that, among other things, restrict our ability to incur indebtedness or enter into certain change of control transactions. It also contains customary events of default that would result in the termination of the commitments under the facility and permit the lender to accelerate payment on outstanding borrowings. As of September 30, 2022, we were in compliance with all covenants under the facility. The initial term of the facility is 60 months with interest-only payments, with the repayment of principal being amortized over a period of: 36 months, if we fail to achieve the revenue target for the third installment, 24 months if we achieve the revenue target for the third installment but have not raised at least $50.0 million in an initial public offering, or 12 months if we achieve the revenue target for the third installment and raise at least $50.0 million in an initial public offering. Upon completion of raising over $50.0 million in our IPO in September 2021, interest-only payments was extended an additional 12 months followed by 12 months amortization of principal and interest. We pledged substantially all of our assets as collateral for the loan. Commencing with the quarter ended June 30, 2021, we are required to achieve revenue for the previous six months ended equal to 70% of the forecast for the commensurate quarterly period. Additionally, in connection with the loan facility, we are obligated to pay a fee upon the earlier occurrence of a defined liquidity event, including but not limited to, a merger or sale of our assets or voting stock, or our achieving a $200.0 million trailing twelve months revenue target, in each case, by September 2029. The fee is calculated at the time of the liquidity event occurrence to be $1.0 million if only the first installment has been drawn, $2.0 million if the first two installments have been drawn, $2.4 million if the first three installments have been drawn, or $3.0 million if all four installments have been drawn, in each case, upon the occurrence of the liquidity event. As of September 30, 2022, we have drawn on the first two installments. As of September 30, 2022, we had $50.0 million outstanding under the loan facility.
In October 2022, we entered into a loan and security agreement (the "CIBC Loan Agreement") with Canadian Imperial Bank of Commerce ("CIBC"). The CIBC Loan Agreement provides for a senior secured term loan facility in the aggregate principal amount of $52.0 million (the "Term Loan Facility") which was borrowed in full on the Closing Date.
The Term Loan Facility was used to pay off the our previous loan facility, transaction fees, and related expenses.
The Term Loan Facility is scheduled to mature on the fifth anniversary of the Closing Date (the "Maturity Date"). The CIBC Loan Agreement provides for interest-only payments on the Term Loan Facility for the first thirty-six months following the Closing Date (the "Initial Interest-Only Period"). The Initial Interest-Only Period will be extended to an additional twelve months if the we achieve either (i) $200.0 million or greater in revenue in any twelve-month period or (ii) $0 or greater in EBITDA in any six-month period. Thereafter, amortization payments on the Term Loan Facility will be payable monthly until the Maturity Date in monthly installments equal to 20% of the then outstanding principal amount of the Term Loan Facility divided by 12 plus any accrued and unpaid interest. We have the option to prepay the Term Loan Facility without any prepayment charge or fee.
The loan borrowed under the Term Loan Facility bears interest at an annual rate equal to the secured overnight financing rate ("SOFR") (calculated based on an adjustment of .10%, .15% and .25%, respectively, for one-month, three-month or six-month term SOFR as of a specified date, subject to a floor of 1.5%) plus an applicable margin of 2.25%.
The obligations under the CIBC Loan Agreement are secured by substantially all of our assets, including our intellectual property and by a pledge all of our equity interests in its U.S. subsidiaries and 65% of our equity interests in its non-U.S. subsidiaries that are directly owned by us. We are obligated to maintain in deposit accounts held at CIBC the lesser of (i) $150.0 million or (ii) all of our non-operating cash.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(55,208)	$(40,858)
Investing activities	(1,787)	(260)
Financing activities	4,930	261,472
Net (decrease) increase in cash, cash equivalents and restricted cash	$(52,065)	$220,354
Net Cash Used in Operating Activities
During the nine months ended September 30, 2022, net cash used in operating activities was $55.2 million, consisting primarily of a net loss of $59.0 million and an increase in net operating assets of $6.7 million, partially offset by non-cash charges of $10.5 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization resulted in an increase in accounts receivable and inventory. Non-cash charges consisted primarily of stock-based compensation and depreciation.
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
Net Cash Used in Investing Activities
During the nine months ended September 30, 2022, net cash used in investing activities was $1.8 million, consisting of purchases of property and equipment. During the nine months ended September 30, 2021, net cash used in investing activities was $0.3 million, consisting of purchases of property and equipment.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2022, net cash provided by financing activities was $4.9 million, consisting of proceeds from exercises of stock options. During the nine months ended September 30, 2021, net cash provided by financing activities was $261.5 million, consisting of proceeds from issuance of Series G preferred stock, net of issuance costs and proceeds from exercises of stock options.
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
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in our Annual Report on Form 10-K dated March 22, 2022, or Annual Report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. with the exception of the accounting policy change described in Part I, Item I, Note 2, there have been no material changes to our significant accounting policies during the three months ended September 30, 2022.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Cash and cash equivalents of $249.2 million as of September 30, 2022, consisted of securities carried at quoted market prices with an original maturity of three months or less and therefore there is minimal risk associated with fluctuating interest rates. We do not currently use or plan to use financial derivatives in our investment portfolio.
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
Our accounts receivable primarily relate to revenue from the sale or rental of our products. No customers accounted for more than 10% of accounts receivable at September 30, 2022. One customer accounted for 11% of accounts receivable at December 31, 2021. We believe that credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms and diversity of our customer base.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceeding
We are not subject to any material legal proceedings.
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 22, 2022. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. Except as provided below, during the three months ended September 30, 2022, there were no material changes to our previously disclosed risk factors. Besides risk factors disclosed in the Annual Report and this Quarterly Report, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
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
The terms of our CIBC Loan Agreement require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
As of September 30, 2022, we had $50.0 million outstanding in the form of a term loan under our loan and security agreement with Oxford Finance LLC (the “Oxford Loan”), which was repaid in full and terminated in October 2022. In October 2022, we entered into a loan and security agreement (the "CIBC Loan Agreement") with Canadian Imperial Bank of Commerce ("CIBC"), which we drew down $52.0 million upon closing. The CIBC Loan Agreement is secured by substantially all of our assets, including all of the capital stock held by us, if any. The loan and security agreement contains a number of restrictive covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. See the section of this Quarterly Report on Form 10-Q titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”
The CIBC Loan Agreement contains customary representations and warranties and affirmative covenants and also contains certain restrictive covenants, including, among others, limitations on: the incurrence of additional debt, liens or other encumbrances on property, acquisitions and investments, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt, transactions with affiliates and changes to our type of business, control of the business or business locations. The loan and security agreement also includes financial covenants that require us to, among other things, meet certain revenue targets detailed in an approved forecast. The loan and security agreement also contains customary events of default. If we fail to comply with such covenants, payments or other terms of the agreement, our lender could declare an event of default, which would give it the right, among other things, to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, our lender would have the right to proceed against the assets we provided as collateral pursuant to the loan and security agreement. If the debt under the loan and security agreement were accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay this debt, which would harm our business and financial condition.

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
Dated: November 4, 2022

PROCEPT BIOROBOTICS CORPORATION

/s/ Reza Zadno
Reza Zadno, Ph.D.
President and Chief Executive Officer
(principal executive officer)

/s/ Kevin Waters
Kevin Waters
EVP, Chief Financial Officer
(principal financial and accounting officer)