Form 10-K
period 2022-12-31
PROCEPT BioRobotics Corp
filed 2023-02-28
CIK 1588978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of shares held by non-affiliates of the Registrant (based upon the closing sale prices of such shares on the Nasdaq Global Select Market on June 30, 2022) was approximately $1.0 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.
The registrant had outstanding 44,865,826 shares of common stock as of February 23, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Stockholders’ Meeting, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K,

__________________
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

•We may experience disruption in our business as a result of the relocation of our headquarters and manufacturing facility and general expansion of our operations.
•We depend upon third-party suppliers, including contract manufacturers and single source suppliers, making us vulnerable to supply shortages and price fluctuations that could negatively affect our business, financial condition and results of operations.
•We may encounter difficulties in managing our growth, which could disrupt our operations.
•Our information technology systems, or those used by our contractors or consultants, may fail or suffer security breaches, and such failure could negatively affect our business, financial condition and results of operations.
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

Part I
Item 1. Business
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. The AquaBeam Robotic System employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We designed our AquaBeam Robotic System to enable consistent and reproducible BPH surgery outcomes. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that is independent of prostate size and shape, and delivers resection independent of surgeon experience. We have developed a significant and growing body of clinical evidence, which includes nine clinical studies and nearly 150 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of December 31, 2022, we had an install base of 243 AquaBeam Robotic Systems globally, including 167 in the United States.
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
We began developing our proprietary AquaBeam Robotic System in 2009 to address many of the shortcomings of alternative surgical interventions by delivering our Aquablation therapy, the first and only image-guided robotic therapy for the treatment of BPH. We believe our Aquablation therapy provides the following unique combination of benefits:
•Significant and durable symptom relief. Given obstructive prostate tissue is removed during the procedure, Aquablation therapy has demonstrated significant and long-lasting levels of symptom relief similar to those of alternative resective procedures. In our U.S. pivotal trial, Waterjet Ablation Therapy for Endoscopic Resection of prostate tissue, or the WATER study, Aquablation therapy demonstrated superior safety and non-inferior efficacy results compared to transurethral resection of the prostate, or TURP, the historical standard of care for the surgical treatment of BPH. In the WATER and WATER II studies, surgical retreatment rates were only 5.2% at five years and 3.0% at four years, respectively. In the OPEN WATER study, there were no surgical retreatments at one year. The retreatment rates in the WATER and WATER II studies compare favorably to surgical retreatment rates observed for alternative treatments for BPH. One study published in the BJU International Journal reported on 52,748 men undergoing TURP or photoselective vaporation of the prostate or PVP, with an approximated three-year freedom from surgical retreatment of 92% and 89%, respectively. A second study published in the Journal of Urology reported on 43,041 men undergoing TURP, PVP, enucleation, or open simple prostatectomy with an approximated three-year freedom from surgical retreatment of 93%, 89%, 94%, and 96%, respectively.
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
•Resection independent of prostate size and shape and surgeon experience. We designed Aquablation therapy to deliver outcomes that are effective, safe and durable for males suffering from LUTS due to BPH across all prostate sizes and shapes. Additionally, in the WATER and WATER II studies, 50% and 83% of men, respectively, had an obstructive median lobe, and the average prostate size in each study was 54 ml and 107 ml, respectively. Compared to other resective procedures, we believe Aquablation therapy is relatively simple to learn, enabled by the intuitive user interface of the conformal planning unit, or CPU, and automated robotic resection, and delivers resection that is independent of surgeon experience.
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

We have developed a significant and growing body of clinical data that demonstrate the efficacy, safety and durability of Aquablation therapy, with resection that is independent of prostate size and shape and surgeon experience. Our robust body of clinical evidence includes nine clinical studies and nearly 150 peer-reviewed publications. Our WATER study is the only FDA pivotal study randomized against TURP. In this study, Aquablation therapy demonstrated superior safety and non-inferior efficacy compared to TURP across prostate sizes between 30 ml and 80 ml, and superior efficacy in a subset of patients with prostates larger than 50 ml. We have established strong relationships with key opinion leaders or KOLs within the urology community and collaborated with key urological societies in global markets. This support has been instrumental in facilitating broader acceptance and adoption of Aquablation therapy. We believe that as a result of our strong KOL network and our compelling clinical evidence, Aquablation therapy has been added to clinical guidelines of various professional associations, including the American Urological Association, European Association of Urology, Canadian Urological Association, German Urology Society, and National Institute for Health and Care Excellence.
In the United States, we sell our products to hospitals. These customers in turn bill various third-party payors, such as commercial payors and government agencies, for reimbursement for the procedures using our products. Effective in 2021, all local Medicare Administrative Contractors, or MACs, which represent 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states so long as such beneficiaries meet certain clinical criteria set forth in the local coverage determination. We believe that our strong body of clinical evidence and support from key societies, supplemented by the momentum from Medicare coverage, have led to favorable coverage decisions from many large commercial payors. We plan to leverage these recent successes in our active discussions with commercial payors to establish additional positive national and regional coverage policies, although we cannot provide any assurances that we will be successful in doing so. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and improve payment which we believe will expand patient access to Aquablation therapy.

We primarily sell our products through our direct sales organization in the United States, which targets urologists across the United States, who we believe represent the primary physician specialty managing the care of patients with BPH. We are initially targeting 860 high-volume hospitals that perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. Additionally, there are approximately 1,840 additional U.S. hospitals that perform the remaining 30% of resective BPH procedures we are also targeting. We estimate that approximately 50% of BPH patients who are on drug therapy as well as 50% who have failed drug therapy are under the care of a urologist, equating to approximately 3.9 million men. We believe we can reach these patients by continuing to educate our network of urologists about the clinical benefits of Aquablation therapy, provide comprehensive training programs and deepen our relationships with key urologists and various medical societies. Outside the United States, we sell our products using both our direct sales organization and, in certain regions, our network of distribution partners.
We generated revenue of $75.0 million and $34.5 million for the years ended December 31, 2022 and 2021, respectively, and incurred a net loss of $87.2 million and $59.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $348.7 million.
Our Success Factors
We believe the continued growth of our company will be driven by the following success factors:
•First and only image-guided, heat-free robotic therapy for BPH that addresses the compromise between safety and efficacy of alternative surgical interventions. We have developed the AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive BPH surgery. The AquaBeam Robotic System delivers our Aquablation therapy, the first and only image-guided, robotic therapy for the treatment of BPH. Aquablation therapy combines real-time, multidimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We believe that alternative surgical interventions for BPH have a number of shortcomings which require patients to compromise between safety and efficacy, either providing significant symptom relief but with a heightened risk of irreversible complications or a lower risk of complications but with significantly less symptom relief. We believe Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing this compromise.
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
•Significant and growing body of clinical evidence and strong support from key opinion leaders, or KOLs, resulting in the inclusion of Aquablation therapy into societal guidelines and rapid expansion of positive reimbursement coverage policies. We have developed a significant and growing body of clinical data that demonstrates the efficacy, safety and durability of Aquablation therapy, consistent across all prostate sizes and shapes with resection that is independent of surgeon experience. Our robust clinical evidence includes nine clinical studies that we sponsored and enrolled between 2013 and 2018, as well as nearly 150 peer-reviewed publications. Our employees participated in protocol design, data management, monitoring, and statistical analysis in all nine clinical studies and results were provided to authors for publication upon request. Our WATER study is the only FDA pivotal study randomized against TURP, which is the historical standard of care for the surgical treatment of BPH. In this study, Aquablation therapy demonstrated superior safety and non-inferior efficacy results compared to TURP across prostate sizes between 30 ml and 80 ml, and superior efficacy results in a subset of patients with prostates larger than 50 ml. We have established strong relationships with KOLs within the urology community and collaborated with key urological societies in global markets. This support has been instrumental in facilitating broader acceptance and adoption of Aquablation therapy. As a result of our strong KOL network and our compelling clinical evidence, Aquablation therapy has been added to clinical guidelines of various professional associations, including the American Urological Association, European Association of Urology, Canadian Urological Association, German Urology Society, and National Institute for Health and Care Excellence; has achieved favorable coverage determinations from MACs; and has been designated by the Centers for Medicare and Medicaid Services, or CMS, as demonstrating substantial clinical improvement over alternative surgical interventions and granted transitional pass-through payment status, effective January 1, 2020, which has been extended through December 31, 2023. We believe our compelling clinical evidence, strong KOL relationships and engagement with global urological societies will continue to play an important role in growing awareness and increasing adoption of Aquablation therapy.
•Compelling value proposition and benefits to hospitals, surgeons and patients. We designed our AquaBeam Robotic System to enable consistent and reproducible resections that are independent of surgeon experience and require minimal training. In addition, we believe the differentiated features of Aquablation therapy allow for improved predictability of outcomes and, as such, increase surgeon confidence in recommending surgical intervention to their patients. Given its ability to treat prostate sizes of all shapes and sizes, Aquablation therapy enables hospitals to consolidate the surgical treatment of BPH in a single therapy. We also believe that hospital administrators will be able to leverage the differentiation of Aquablation therapy as a marketing tool to attract skilled surgeons and patients to their hospital system. Furthermore, the AquaBeam Robotic System is highly mobile and compact, requiring no retrofitting of the operating room, and we believe is competitively priced compared to other robotic systems and capital equipment devices, both factors which we believe remove adoption hurdles for hospital customers and allow for a more streamlined hospital sales cycle. For patients, Aquablation therapy offers significant and durable symptom relief with an attractive safety profile. We believe these benefits will continue to support the adoption of Aquablation therapy by hospitals and surgeons.
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
•Broad research and development capabilities and a robust intellectual property portfolio. We have invested in establishing strong research and development capabilities for over a decade, including in surgical robotics and imaging-enabled surgery as well as integrating hardware and software to create an exceptional user and patient experience. We believe our focus on this experience will allow us to continue to bring new upgrades, capabilities and products to market, allowing us to innovate and maintain our competitive positioning. We have a broad patent portfolio, including 135 issued patents and 88 pending patent applications as of December 31, 2022. We believe our intellectual property and know-how present a significant barrier to entry for our competitors.
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
Our Growth Strategies
Our mission is to establish Aquablation therapy as the surgical standard of care for BPH. The key elements of our growth strategy are:

•Grow our installed base of AquaBeam Robotic Systems by driving adoption of Aquablation therapy among urologists. In the United States, we are initially focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We estimate that approximately 290,000 of the 400,000 annual BPH surgeries are resective procedures performed across approximately 2,700 hospitals. We are initially targeting 860 high-volume hospitals that we estimate perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. . Additionally, there are approximately 1,840 U.S. hospitals that perform the remaining 30% of resective BPH procedures we are also targeting. To penetrate these hospitals, we will continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. We also intend to increase awareness of Aquablation therapy by continuing to publish clinical data in various industry and scientific journals, present our clinical data at various industry conferences and sponsor peer-to-peer education programs and proctorships.
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
•Continue to broaden private payor coverage. Since the addition of Aquablation therapy to AUA clinical guidelines in May 2019, we have significantly grown coverage for Aquablation therapy in the United States. Effective in 2021, all local MACs, which represent 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states so long as such beneficiaries meet certain clinical criteria set forth in the local coverage determinations. We believe that these favorable coverage decisions have been a catalyst for hospital adoption of our AquaBeam Robotic System. Our strong body of clinical evidence and support from key societies, supplemented by the momentum from Medicare coverage, have led to favorable coverage decisions from many large private payors. We plan to leverage these recent successes in our active discussions with private payors to establish additional positive national and regional coverage policies. We believe that additional private payor coverage will contribute to increasing utilization of our system over time. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and further improve patient access to Aquablation therapy.
•Build upon our strong base of clinical evidence. We are committed to continuing to build upon our foundation of clinical evidence, which we believe will help drive increased awareness and adoption of our products. For example, we are continuing to follow patients in our WATER and WATER II studies to collect five-year clinical outcomes as well as conducting sub-group analyses across our base of clinical data that we believe will further define the role of Aquablation therapy across patient populations. We also plan to further build our base of clinical evidence by supporting new clinical studies intended to support commercial, regulatory and reimbursement efforts. For example, we are supporting an investigator-initiated clinical study, called WATER III, which is a randomized controlled trial evaluating Aquablation therapy against laser enucleation in treating BPH patients with large prostate sizes.
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
•Further penetrate and expand into existing and new international markets. We plan to establish and strengthen our presence internationally. While the United States remains our primary focus in the near-term, we are growing our existing presence in other markets, including Germany, France, Italy, Spain, United Kingdom, Korea and Japan, by continuing to promote the clinical benefits of Aquablation therapy, supporting investments in clinical studies to improve coverage and reimbursement and fostering relationships with KOLs. We plan to strategically invest in new markets based on our assessment of market size and opportunity and prospects for compelling reimbursement.
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
Clinical diagnosis of BPH typically involves a number of tests that are used to assess the degree of LUTS and determine whether the symptoms are caused by BPH or another condition. LUTS are classified as either mild, moderate or severe. Patients suffering from symptoms of BPH are typically first seen by a primary care physician, who may diagnose and manage the patient, or refer the patient to a urologist. Urologists are trained to perform surgery for various types of urologic conditions, including BPH.
BPH Treatment Options
The main goal of BPH treatment is to alleviate the symptoms associated with the disease and improve the patient’s quality of life. As such, a patient’s recommended course of treatment is largely based on the patient’s degree of symptoms.

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
Drug Therapy
Drug therapy is often the first step in actively treating mild-to-moderate symptoms of BPH. While there is no pharmacological cure for BPH, drugs may be used to manage symptoms. Without surgical intervention, most men with BPH who start drug therapy will need to continue it indefinitely in order to relieve symptoms. While drug therapy can provide relief for some men, two out of three patients are not satisfied with the effectiveness of their medication. Drug therapy is also often associated with negative side effects, including headaches, dizziness, nausea, erectile dysfunction, ejaculatory dysfunction, loss of libido, cardiac failure and dementia. These side effects often contribute to poor treatment compliance, with drug therapy failing in up to 30% of men within two years. Furthermore, drug therapy may be costly, particularly in light of limited symptom relief.
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
Resective Procedures
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
Non-Resective Procedures

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
Limitations of Endoscopic Resective Procedures
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

Limitations of a Simple Prostatectomy
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
•High rates of irreversible complications. Similar to endoscopic resective procedures, open procedures commonly result in high rates of irreversible complications, with studies showing erectile, ejaculatory dysfunction and incontinence rates as high as 2-3%, 90% and 8%, respectively.
•Long hospital stay and recovery time. Given the invasiveness of open procedures, long hospital stays and post-procedure recovery are common. In addition, patients typically stay in the hospital for an average of five days after surgery and have long recovery times.
Limitations of Non-Resective Procedures
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

The AquaBeam Robotic System combines the following highly differentiated features that are intended to deliver effective, safe and durable outcomes for males suffering from LUTS due to BPH that are consistent across all prostate sizes and shapes and resection independent of surgeon experience:
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

The motorpack is connected to the console with a flexible cable that provides power and control instructions to the motorpack. The motorpack consists of a motor control system that drives the movement and position of the waterjet nozzle in the handpiece. The motorpack has buttons that allow a surgeon to manually increase or decrease the pump power level during resection, if needed.
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

Key Benefits of Aquablation Therapy

We believe our Aquablation therapy addresses the compromise between safety and efficacy of alternative surgical interventions, providing the following unique benefits:

•significant and durable symptom relief;
•favorable safety profile compared to other BPH resective procedures;
•outcomes consistent across all prostate sizes and shapes and resection independent of surgeon experience;
•personalized treatment planning and improved decision-making; and
•targeted and controlled resection with consistent resection times.

Our Clinical Results and Studies

A significant body of clinical evidence supports the efficacy, safety and durability of Aquablation therapy across prostate sizes and shapes as well as surgeon experience. This robust body of evidence includes more than 150 peer-reviewed publications in premier journals, such as the Journal of Urology, European Urology and BJU International, as well as nine clinical studies, including our three core studies: WATER, WATER II and OPEN WATER.

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
Sales and Marketing
Commercial Activities in the United States

We designed our commercial strategy and built our direct sales team to target primarily urologists across the United States, who we believe represent the primary physician specialty managing the care of patients with BPH. We estimate that there are approximately 12,000 urologists who manage approximately 4.3 million BPH patients, comprised of 400,000 undergoing BPH surgery annually, 3.3 million who are on drug therapy and 600,000 who have tried but failed drug therapy. We are first focused on driving adoption of Aquablation therapy among urologists who perform hospital-based

BPH resective surgery. We estimate that approximately 290,000 of the 400,000 annual BPH surgeries are resective procedures performed across approximately 2,700 hospitals. We are initially targeting 860 high-volume hospitals that perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. Additionally, there are approximately 1,840 U.S. hospitals that perform the remaining 30% of resective BPH procedures we are also targeting Within each hospital, we are focused on targeting urologists who perform medium-to-high volumes of resective procedures and converting their resective cases to Aquablation therapy. As urologists gain experience with Aquablation therapy, we will leverage their experiences to capture more surgical volumes and establish Aquablation therapy as the surgical standard of care. We also intend to leverage our relationships with urologists to drive utilization of Aquablation therapy beyond the current surgical market.
Our direct sales organization actively engages with providers to drive awareness, adoption and utilization of our Aquablation therapy. This team is supported by clinical specialists and professional education employees, who are responsible for training and supporting surgeons, reimbursement specialists, who are responsible for customer and physician education on coding, coverage and payment, and field service employees, who provide preventative maintenance and support for our customers. We intend to expand the size of our direct sales organization to support our efforts for adoption and utilization of Aquablation therapy.
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
In EMEA, our direct sales organization is currently primarily focused on Germany, France, the United Kingdom, Switzerland and Austria. In other countries, such as Italy, Spain, Portugal, Israel, and South Korea, we engage distribution partners to assist us with market development and sales activities. As of December 31, 2022, we employed 16 personnel to support sales and marketing activities in EMEA. We will opportunistically choose distribution partners with clinical and marketing expertise to enter new markets. We are focused on distribution partners that have the capability to assist with surgeon training and, when required, obtaining regulatory approvals. In the Asia-Pacific region, we are focused on obtaining local regulatory clearances with the assistance of our distribution partners in this region. We have regulatory approval in Hong Kong, where we are engaged with a distribution partner for market development activities. We also have regulatory approval in Japan, and are currently evaluating our commercial strategy while conducting a post market survey as a condition to our regulatory approval.
Third-Party Reimbursement
In the United States, we sell our products to hospitals. These customers in turn bill various third-party payors, such as commercial payors and government agencies, for reimbursement for the procedures using our products. Our market access team includes five professionals who are focused on all key aspects of reimbursement, which include securing appropriate coding, payment and coverage policies for our products and procedures using our products. This team focuses both on payer engagement as well as providing support to the providers.
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
As part of the 2020 Outpatient Prospective Payment System ruling, the CMS granted approval for a transitional pass-through, or TPT, payment for Aquablation therapy. TPT status is intended to encourage the use of newly FDA-approved medical devices, drugs, and biologics across all fields of medicine and to boost Medicare patients’ access to these innovative therapies by temporarily paying more than established facility fees. The TPT payment for Aquablation therapy has been extended through December 31, 2023.
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
As of December 27, 2020, all MACs cover procedures involving Aquablation therapy are covered for Medicare patients (including Medicare Advantage plans). We believe Medicare accounts for approximately 50% of all hospital-based resective BPH procedures performed in the United States.

Prior Authorization Approval Process
For certain customers, our reimbursement strategy includes leveraging our market access team as advisors when needed to support in obtaining appropriate prior authorization approvals in advance of treatment. We believe we are highly effective in providing guidance to obtain prior authorizations when needed.
Reimbursement Outside of the United States
Outside of the United States, reimbursement levels vary significantly by country, and within some countries by region, as well as by payor type. Reimbursement is obtained from a variety of sources, including government sponsors, hospital budgets or private health insurance plans, or combinations thereof. Obtaining reimbursement is a key part of our market development strategy outside of the United States. We currently have established reimbursement in Germany, the United Kingdom, and France. Spain and Italy are continuing to establish new, as well as more favorable, reimbursement. Additionally, following Japanese regulatory approval, we are currently conducting a post market survey as a condition to our regulatory approval.
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
Manufacturing and Supply
We directly manufacture the AquaBeam Robotic System, the handpiece and other accessories at our facility in Redwood City, California. This includes supporting the supply chain distribution and logistics of the various components. Components, sub-assemblies and services required to manufacture our products are purchased from numerous global suppliers. Each AquaBeam Robotic System is shipped to our customers with a third-party manufactured ultrasound system and probes. We utilize a well-known third-party logistics provider located in United States and the Netherlands to ship our products to our customers globally. We rely on third-party suppliers, almost all of whom are single source suppliers, to provide us with certain components, sub-assemblies and materials for our products. Currently our principal suppliers include Shantou Institute of Ultrasonic Instruments Co. Ltd. (which manufactures our transrectal ultrasound set), Myriad Fiber Imaging Tech., Inc. (which manufactures our integrated scope), HydroCision, Inc. (which manufactures our pump cartridge), and Medical Targeting Technologies GmbH (which manufactures our articulating arms). Our suppliers manufacture the components they produce for us and test our components and devices to our specifications. We have entered into manufacturing and supply agreements with several of our single-source suppliers pursuant to which they supply the components we need. In addition, we intend to maintain sufficient levels of inventory to enable us to continue our operations while we obtain another supplier in the event that one or more of our single-source suppliers were to encounter a delay in supply or end supply.
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
As of December 31, 2022, we had rights to 42 issued U.S. patents, expiring between 2028 and 2040, 93 issued foreign patents, expiring between 2028 and 2038, 35 pending U.S. patent applications, four pending PCT applications, and 55 foreign patent applications.
As of December 31, 2022, our rights to foreign issued patents include 15 granted Chinese patents, 21 granted Japanese patents, five Brazilian patents, one Indian patent, and ten granted European patents, of which nine have been validated in Germany, eight in Spain, ten in France, ten in the United Kingdom, five in Ireland, and eight in Italy. As of December 31, 2022, our rights to foreign patent applications include 16 pending European applications, 14 pending Chinese applications, 14 pending Japanese applications, four pending Brazilian applications, and six pending Indian applications.
As of December 31, 2022, we have the rights to issued patents and pending patent applications directed to our current AquaBeam Robotic System, including 18 issued U.S. patents and 37 foreign issued or granted patents. The 18 issued U.S. patents, expiring between 2028 and 2038, include machine and process claims, with twelve issued patents directed to the handpiece and six issued patents directed to the system. The 37 foreign issued patents, expiring between 2028 and 2038, include machine claims, with 24 issued patents directed to the handpiece and 13 issued patents directed to the system. The 37 foreign issued patents include one Brazilian patent, six Chinese patents, eight Japanese patents, four German patents, three Spanish patents, four French patents, four United Kingdom patents, three Irish patents, three Italian patents, and one Indian patent. The remaining 24 of the 34 issued U.S. patents and the remaining 56 of the 93 foreign issued patents have machine and process claims directed to prostate treatments with laser energy, enucleation of the prostate, radiation therapy, cell sampling and hemostasis.

There is no active patent litigation involving any of our patents and we have not received any notices of patent infringement.
As of December 31, 2022, we had 36 pending and registered trademark filings worldwide, some of which may provide trademark protection in multiple countries.
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
In September 2019, we entered into an amended and restated license agreement, or the AquaBeam License Agreement, with AquaBeam. Pursuant to the AquaBeam License Agreement, AquaBeam granted us a worldwide, exclusive (even as to AquaBeam), sublicensable, royalty-free license under the AquaBeam Patents and to all other patent rights owned by AquaBeam, that claim certain technology related to delivering energy to tissues by directing a liquid fluid stream, or together with AquaBeam Patents, Licensed Patents, in the field of urology, or Field. Pursuant to the AquaBeam License Agreement, and subject to the terms therein, we granted AquaBeam a worldwide, exclusive (even as to us), sublicensable, royalty-free license under certain of our patents rights until October 2021, that claim certain technology related to delivering energy to tissues by directing a liquid fluid stream, or PROCEPT Patents, outside the Field. No payments (except for patent prosecution and maintenance costs) have been made or are otherwise required under the AquaBeam License Agreement.
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
License Agreement with HydroCision
We are party to a Confidential Exclusive Patent License and Covenant Not To Sue, or the HydroCision License Agreement, with HydroCision, Inc., or HydroCision. Pursuant to the HydroCision License Agreement, HydroCision granted us a worldwide, exclusive, sublicensable, royalty-free license to certain patents related to fluid jet technology in the field of urology, or the Fluid Jet Technology Patents and related know-how and documentation. HydroCision also granted us a non-exclusive license to patents allowing us to make, sell, import, export, or otherwise dispose of products made using the Fluid Jet Technology Patents.

In exchange for the license from HyrdoCision, we paid HydroCision $2,500,000. No further payments have been made or are otherwise required under the HydoCision License Agreement. HydroCision is responsible for all patent prosecution and maintenance costs related to the Fluid Jet Technology Patents.

The HydoCision License Agreement will remain in full force and effect until the last to expire of the Fluid Jet Technology Patents. The expiration date of the last-to-expire of the Fluid Jet Technology Patents will not be earlier than 2039.

Government Regulation
Our products and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities outside the United States. Our products are subject to regulation as medical devices under the Federal Food, Drug, and Cosmetic Act, or FDCA, as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.
In addition to United States regulations, we are subject to a variety of regulations outside the United States governing clinical trials and the commercial sales and distribution of our products. Whether or not we have or are required to obtain FDA clearance or approval for a product, we will be required to obtain authorization before commencing clinical trials and to obtain marketing authorization or approval of our products under the comparable regulatory authorities of countries outside of the United States before we can commence clinical trials or commercialize our products in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA clearance or approval.
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
•refusal to grant export or import approvals for our products; or
•criminal prosecution.
California Regulation
The State of California requires that we obtain a license to manufacture medical devices. In accordance with the State of California regulations, our license to manufacture is renewed annually with any updated manufacturing information. Although the State of California has announced the suspension of routine periodic inspections, there can be no assurance that the State of California will not resume such inspections or conduct such inspections under specific circumstances that are not yet known.
Regulation of Medical Devices Outside the United States
In order for us to market our products in countries outside the United States, we must obtain regulatory approvals and comply with extensive product and quality system regulations in other countries. These regulations, such as requirements for approvals or clearance and the time required for regulatory review, will vary from country to country. Some countries have regulatory review processes that are significantly longer than United States regulatory approval. Failure to obtain regulatory approval in a timely manner and meet all the local requirements (including language and specific safety standards) in any foreign country in which we plan to market our products could prevent us from marketing products in such countries or subject us to fines.
Regulation of Medical Devices, European Economic Area (“EEA”)
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
On the effective date, May 26, 2021, the new regulations, among other things:
•strengthened the rules on placing devices on the market and reinforce surveillance once they are available;
•established explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

•improved the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
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

Other Regions
Most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they receive regulatory approval to be sold in Japan. We obtained approval from the Japanese Ministry of Health, Labor, and Welfare, or MHLW, for our AquaBeam Robotic System in February 2022. We are in the process of pursuing national reimbursement status in Japan for Aquablation therapy. Based on the reimbursement level and the market penetration for our procedure, there can be no assurance that adoption of our procedure will occur in Japan. If our procedure is not adopted and we are not successful in obtaining adequate procedure reimbursement, then the demand for our products in Japan could be limited. The process of reimbursement for surgical procedures in Japan is supported by the surgical societies.
Regulations in other countries, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Certain countries, such as China and South Korea, have their own regulatory agencies. These countries typically require regulatory approvals and compliance with extensive safety and quality system regulations. We obtained regulatory approval from the South Korean Ministry of Food and Drug Safety, or MFDS, in February 2022.

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
Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Our arrangements with physicians, hospitals and other persons or entities who are in a position to refer may not fully meet the stringent criteria specified in the various safe harbors. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances and may result in increased scrutiny by government enforcement authorities. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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

Violations of any of these laws or any other governmental regulations that apply may result in significant penalties including administrative, civil, and criminal damages, disgorgement, fines, additional reporting requirements and compliance oversight obligations in the event that a corporate integrity agreement or other agreement is required to resolve allegations of noncompliance with these laws, the curtailment or restructuring of operations, exclusion from participation in government healthcare programs and/or individual imprisonment,
Healthcare Reform Measures
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, and in connection with subsequent legislation, reduced Medicare payments to providers which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several categories of healthcare providers, including hospitals, and increased the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years. The current presidential administration and Congress may continue to pursue significant changes to the current healthcare laws.

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
Employees and Human Capital Resources
Our growing and skilled employee base drives our success and helps us progress towards our vision of restoring patient lives by delivering the BPH treatment of choice. As of December 31, 2022, we had 428 employees.
Our future success depends on our ability to attract, retain, engage and further develop top talent. To facilitate talent attraction, retention, engagement and development, we strive for a diverse workplace with a superior employee experience that provides opportunities for our employees to grow within the organization, supported by strong compensation, benefits, and health and wellness programs and an inclusive environment.
In 2022, we published our Environmental, Social, and Governance or ESG Report which is available on our website at and includes more detailed information on our human capital programs and initiatives. Nothing contained on or accessible through our website, including our ESG Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.
Diversity, Equity and Inclusion
Diversity, equity and inclusion, or DEI, are pillars around which we build our organization because we strongly believe that it drives superior results – and truly reflects the communities we serve and in which we work. We believe that everyone should feel included and fairly treated, and we embrace the unique qualities of our employees including all genders and gender identities, races, ethnicities, ages, national origins, disabilities, sexual orientations, military and socioeconomic backgrounds, and religions, as well as any other protected characteristics.
Additionally, from a governance perspective, we maintain a mix of skills, backgrounds and experience in our executive team and in our board to serve the needs of our diverse stakeholders.
Health, Safety and Wellness
The health, safety and wellness of our employees is an area where we continued to invest and expand throughout 2022. We provide our employees and their families with access to a variety of comprehensive health, wellness and time off programs that support physical, mental, emotional and financial well-being. We have a zero-tolerance policy concerning workplace violence including any threatening behavior on our premises or during any work-related activities.
We implement changes to our work environment that we determine are in the best interest of our employees and in compliance with government regulations in response to COVID-19 and other risks. We have established safety protocols including personal protective equipment or PPE, screening and testing, drills and regular communications for those onsite to protect our employees as needed.
Compensation and Benefits
Our compensation programs are designed to align the compensation of our employees with our Company’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. We believe compensation and rewards should be fair and merit based and free from discrimination on the basis of race, gender or any other protected characteristics. We provide a comprehensive suite of compensation and benefits programs including annual bonuses, equity awards, an Employee Stock Purchase Plan, retirement savings plans, healthcare, income protection benefits, paid time off, leave of absence benefits, flexible work arrangements, and numerous well-being benefits.
Talent Development
Professional growth is a key indicator of employee satisfaction and helping our employees reach and exceed their goals helps us retain and engage our outstanding talent. We foster professional growth by providing stretch assignments, projects and manager-led coaching and mentoring to help employees meet their career goals. We continuously work on improving manager effectiveness by providing just-in-time training on people processes and build our leadership bench via a coaching program that focuses on feedback and leadership development.
We have an annual global performance review process for reviewing all employees’ performance as well as an annual compensation process to review pay. To support our managers, we train them on conducting effective performance reviews and making compensation recommendations, considering market pay data, experience in role and performance.
Engagement and Community
We strive to continuously improve our employee experience to impact employee retention and engagement, and we periodically conduct an engagement survey and take actions to address areas of employee concern.

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
We have incurred significant net losses in each reporting period since our inception. For the years ended December 31, 2022 and 2021, we had a net loss of and $87.2 million and $59.9 million, respectively. We expect to continue to incur additional losses in the future. As of December 31, 2022, we had an accumulated deficit of $348.7 million. To date, we have financed our operations primarily through net proceeds from our initial public offering in September 2021 and the sale of our redeemable convertible preferred stock in private placements, indebtedness, including our loan and security agreement, and, to a lesser extent, product revenue from sales of our AquaBeam Robotic System and single-use disposable handpieces. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, costs related to our sales and marketing efforts, including costs related to clinical and regulatory initiatives to obtain marketing approval, and infrastructure improvements.
We may also encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage medical technology companies in rapidly evolving fields. In addition, as a public company, we will continue to incur significant legal, accounting and other expenses. Accordingly, we expect to continue to incur significant operating losses for the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future will make it more difficult to finance our capital requirements needed to operate our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline.
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
As of December 31, 2022, we had $52.0 million outstanding in the form of a term loan under our loan and security agreement with Canadian Imperial Bank of Commerce, which was entered into in October 2022. The loan is secured by substantially all of our assets, including all of the capital stock held by us, if any. The loan and security agreement contains a number of restrictive covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. See the section of this Annual Report on

Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”
The loan and security agreement contains customary representations and warranties and affirmative covenants and also contains certain restrictive covenants, including, among others, limitations on: the incurrence of additional debt, liens or other encumbrances on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt, transactions with affiliates and changes to our type of business, management of the business, control of the business or business locations. The loan and security agreement also includes financial covenants if we maintain less than $100.0 million in available cash that would require us to, among other things, either meet certain revenue targets detailed in an approved forecast or maintain a minimum amount of unrestricted cash. The loan and security agreement also contains customary events of default. If we fail to comply with such covenants, payments or other terms of the agreement, our lender could declare an event of default, which would give it the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, our lender would have the right to proceed against the assets we provided as collateral pursuant to the loan and security agreement. If the debt under the loan and security agreement were accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay this debt, which would harm our business and financial condition.
We may need additional funding to finance our planned operations, and may not be able to raise capital when needed, which could force us to delay, reduce or eliminate one or more of our product development programs and future commercialization efforts.
Since our inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily by net proceeds from our initial public offering in September 2021 and the sale of our redeemable convertible preferred stock in private placements, indebtedness and, to a lesser extent, product revenue from sales of our AquaBeam Robotic System and single-use disposable handpieces. As of December 31, 2022, we had $221.9 million in cash and cash equivalents, and an accumulated deficit of $348.7 million. Based on our current operating plan, we currently believe that our cash and cash equivalents and anticipated revenue will be sufficient to meet our capital requirements and fund our operations through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Changing circumstances could result in lower revenues or cause us to consume capital significantly faster than we currently anticipate, and we may need to raise capital sooner or in greater amounts than currently expected because of circumstances beyond our control.
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
•the impact on our business from the COVID-19 pandemic or any other pandemic, epidemic or outbreak of an infectious disease;
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
We rely on third-party distributors to effectively distribute our products in certain markets.

We depend or expect to depend in the future on qualified distributors for the marketing and selling of our products in certain markets, namely in Spain, Italy, Portugal, Israel, Lebanon, Hong Kong and South Korea. If our distributors fail to effectively market and sell our AquaBeam Robotic System in full compliance with applicable laws, our operating results and business may suffer. Screening, recruiting and retaining qualified third-party distributors and training them in our technology and product offering and business practices requires significant time and resources. To develop and expand our distribution, we may be required to scale and improve our processes and procedures that support our distributors. Further, if our relationship with a successful distributor terminates, we may be unable to replace that distributor without disruption to our business. If we fail to develop or maintain positive relationships with our distributors, including in new markets, fail to manage, train or incentivize these distributors effectively, or fail to provide distributors with competitive products on attractive terms, or if these distributors are not successful in their sales efforts, we may not achieve expected revenues or may have a reduction in revenue and our operating results, reputation and business would be harmed.
We may not be able to obtain or maintain adequate levels of third-party coverage and reimbursement, and third parties may rescind or modify their coverage or delay payments related to our products.
We derive the majority of our revenue from sales of our AquaBeam Robotic System and single-use disposable handpieces to hospitals. Sales of our products will depend, in part, on the extent to which the procedures using our products are covered and reimbursed by third-party payors, including private insurers and government healthcare programs. Even if a third-party payor covers a particular treatment that uses our products, the resulting reimbursement rate may not be adequate to cover a provider’s cost to purchase our products or ensure such purchase is profitable for the provider. As a result, access to adequate coverage and reimbursement for our products by third-party payors is essential to the acceptance and adoption of our products.
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
Our customers typically bill third-party payors for the costs and fees associated with the procedures in which our products are used. Effective January 1, 2020, hospitals receive an additional payment for the single-use handpiece when performing Aquablation therapy on Medicare patients in the hospital outpatient setting, which has been extended until December 31, 2023. When that payment expires, hospitals will no longer receive separate reimbursement for our device and instead, receive a single bundled payment rate intended to cover the costs of all items and services, including our products, used during the Aquablation therapy. Some of our target customers may be unwilling to adopt our products in light of potential additional associated cost. In addition, customers that perform the procedure may be subject to reimbursement claim denials upon submission of the claim. Customers may also be subject to recovery of overpayments if a payor makes payment for the claim and subsequently determines that the payor’s coding, billing or coverage policies were not followed. These events, or any other decline in the amount payors are willing to reimburse our customers, could make it difficult for existing customers to continue using or to adopt our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.
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
The medical device industry is highly competitive, subject to rapid change and significantly affected by the introduction of new products and technologies and other activities of industry participants. We compete with pharmaceutical products marketed to treat BPH, and with medical device companies that manufacture resective or non-resective surgical alternatives for treating BPH. Resective alternatives include devices for the TURP procedure, laser-based therapies and simple prostatectomy, each of which is intended to remove the prostate tissue, and non-resective alternatives such as UroLift marketed by Teleflex Incorporated and Rezum marketed by Boston Scientific Corporation, which are intended to reshape the prostate and widen the cavity. Our primary medical device competitors are Boston Scientific Corporation and smaller companies that have single products or a limited range of products. Moreover, other products that are in current clinical trials, new drugs or additional indications for existing drugs could demonstrate better safety, effectiveness, clinical results, lower costs or greater physician and market acceptance than our products.
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
Our continued success depends on our ability to:
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
Our growth strategy depends on our ability to manufacture our current and future products in sufficient quantities and on a timely basis to meet customer demand, while adhering to product quality standards, complying with regulatory quality system requirements and managing manufacturing costs in our current manufacturing facility or any future manufacturing facilities. Currently, we have a sole manufacturing facility located in Redwood City, California, where we manufacture, assemble, inspect, test, package and ship our products. We currently assemble all of our AquaBeam Robotic System and single-use disposable handpieces at this one facility, and we do not have additional facilities. We are completing renovations of a new manufacturing facility located in San Jose, California where we expect to move our corporate headquarters and all of our manufacturing operations over during 2023. Following the move, the San Jose facility will become our sole manufacture facility. If either of these facilities, or any of our future manufacturing facilities, suffers damage, or a force majeure event, such damage or event could materially impact our ability to operate, which could materially and adversely affect our business and financial performance.
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
•potential risks associated with disruptions in our supply chain, such as on account of the COVID-19 pandemic or other geopolitical or macroeconomic events;
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
We may experience disruptions to our business as a result of the relocation of our headquarters and our manufacturing facility and general expansion of our operations.

We may experience disruptions as we continue to expand our operations and facilities and execute on our growth strategy. In December 2021, we entered into a lease agreement to move our headquarters to a larger space in San Jose, California. We are completing renovations of such facility where we expect to complete moving substantially all of our operations, including manufacturing, to this facility by the end of 2023. The process of moving our business, opening new facilities and bringing operations online at this new site is inherently complex and is not part of our day-to-day operations. The relocation and expansion of our headquarters and the opening of any additional new facilities cause significant disruption to our operations, divert management attention and resources and involve significant costs, all of which could have a material adverse effect on our business, financial condition and results of operations. The relocation of our headquarters and the opening of a new facility with manufacturing operations will require the movement and installation of key manufacturing equipment and receipt of appropriate marketing authorizations or certifications from applicable regulatory bodies, including the FDA. We can give no assurance that the relocation of our headquarters will be completed as planned or within the anticipated timeframe, or that we will fully realize the expected benefits of the relocation. Because of the time required to register and authorize manufacturing of our products in a new facility under FDA, state and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis. The inability to perform our research, development and manufacturing activities, combined with our limited inventory of materials and components and manufactured products, may cause physicians to discontinue using our products or harm our reputation, and we may be unable to reestablish relationships with such physicians in the future. If our manufacturing capabilities were impaired by our move, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business, financial condition and results of operations.

We depend upon third-party suppliers, including contract manufacturers and single source suppliers, making us vulnerable to supply shortages and price fluctuations that could negatively affect our business, financial condition and results of operations.
We rely on third-party suppliers, almost all of whom are single source suppliers, to provide us with certain components, sub-assemblies and materials for our products. These components, sub-assemblies and materials are critical and, for certain items, there are relatively few alternative sources of supply. These single source suppliers may be unwilling or unable to supply the necessary materials and components or manufacture and assemble our products in a reliable manner and at the levels we anticipate or at levels adequate to satisfy demand for our products. While our suppliers have generally met our demand for their products and services on a timely basis in the past, we have experienced and may continue to experience delays resulting from longer production and delivery times since the onset of the COVID-19 pandemic and increased demand for semiconductor chips globally. We cannot guarantee that they will in the future be able to meet our demand for such products, either because of acts of nature, the nature of our agreements with those suppliers or our relative importance to them as a customer, and our suppliers may decide in the future to discontinue or reduce the level of business they conduct with us. Further, we maintain limited volumes of inventory from most of our suppliers and contract manufacturers. If we inaccurately forecast demand for finished goods, we may be unable to meet customer demand which could harm our competitive position and reputation.
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

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. The COVID-19 outbreak and the consequential economic disruptions have negatively impacted and may continue to negatively impact, including the emergence and impact of the various COVID-19 variants, our operations and revenues and overall financial condition by decreasing the number of BPH procedures generally, which slowed adoption of our AquaBeam Robotic System during the course of the pandemic. In the event of any new COVID-19 variants or other epidemic or pandemic that limit the ability of healthcare organizations to treat patients with elective procedures, the ability of such organizations to treat patients with Aquablation therapy may be limited and disrupt the number of procedures completed with our products. We believe the number of our systems sold has also been impacted as health care organizations globally have prioritized the treatment of patients with COVID-19, and as health care organizations have dealt with other consequential economic disruptions from the COVID-19 pandemic such as budget shortfalls and staffing shortages. For example, for a period of time in the United States, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. These measures and challenges led to our decision to re-forecast our revenue for 2020, and they may continue or resume for the duration of the pandemic, which is uncertain, and may negatively impact our revenue growth while the pandemic continues. Further, once the pandemic subsides, For instance, following the COVID-19 pandemic, there is a backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals relating to a variety of medical conditions. As a result, patients seeking to have our Aquablation therapy performed are having to navigate limited provider capacity.

We may not be able to achieve or maintain satisfactory pricing and margins for our products.

Manufacturers of medical devices have a history of price competition, and we can give no assurance that we will be able to achieve satisfactory prices for our current or any new products or maintain prices at the levels we have historically achieved. Any decline in the amount that payors reimburse our customers for our products could make it difficult for customers to continue using, or to adopt, our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, or if we add more components to our systems, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. If we are unable to maintain our prices, including during any international expansion, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode. We will continue to be subject to significant pricing pressure, which could harm negatively affect our business, financial condition and results of operations.
We may encounter difficulties in managing our growth, which could disrupt our operations.
We have experienced substantial growth in our operations, and we expect to experience continued substantial growth in our business. Over the next several years, we expect to increase significantly the scope of our operations, particularly in the areas of manufacturing, sales and support, research and development, product development, regulatory affairs, marketing and other functional areas, including finance, accounting, quality control, and legal. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational quality and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to manage the expansion of our operations or recruit and train additional qualified personnel in an effective manner. In addition, the physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
We depend on our information technology systems for the efficient functioning of our business, including the manufacture, distribution and maintenance of our products, as well as for accounting, data storage, compliance, purchasing, inventory management and other related functions. We do not have redundant information technology in all aspects of our systems at this time. Despite the implementation of security and back-up measures, our information technology systems as well as those of our third-party partners, consultants, contractors, suppliers, and service providers, may be vulnerable to attack, damage and interruption from physical or electronic break-ins, accidental or intentional exposure of our data by employees or others with authorized access to our networks, computer viruses, malware, ransomware, malicious code, phishing attacks and other social engineering schemes, denial or degradation of service attacks, attacks by sophisticated nation-state and nation-state-supported actors, supply chain attacks, natural disasters, terrorism, war, telecommunication and electrical failure, denial of service, and other cyberattacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of sensitive, and/or proprietary data, including health-related and other personal information, and could subject us to significant liabilities and regulatory and enforcement actions, and reputational damage.
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
To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems or data or systems of our commercial partners, or inappropriate or unauthorized access to or disclosure or use of confidential, proprietary, or other sensitive, personal, or health information, we could incur liability and suffer reputational harm. Failure to maintain or protect our information technology systems effectively could negatively affect our business, financial condition and results of operations. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.
Actual or perceived failure to comply with data protection, privacy and security laws, regulations, standards and other requirements could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.
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
In addition, certain state laws govern the privacy and security of health-related and other personal information, many of which may differ from each other, thus, complicating compliance efforts. For example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. It created individual privacy rights for California consumers (as defined in the law), including the right to opt out of certain disclosures of their information, and places increased privacy and security obligations on entities handling certain personal data of consumers or households and may apply to us in the future. The CCPA also creates a private right of action for certain data breaches that has increased the likelihood of, and risks associated with, breach litigation. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023, and amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Foreign data protection laws, including the General Data Protection Regulation, or GDPR, which went into effect in May 2018, may also apply to our processing of health-related and other personal data regardless of where the processing in question is carried out. The GDPR imposes stringent requirements for controllers and processors of personal data of individuals within the European Economic Area, or EEA. The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect, process, and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA Member States governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions involve the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA to jurisdictions deemed to have inadequate, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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
No customers accounted for more than 10% of revenue during the years ended December 31, 2022 and 2021. No customers accounted for more than 10% of our accounts receivable at December 31, 2022. One of our customers accounted for 11% of our accounts receivable at December 31, 2021.While we believe this concentration is primarily attributable to our limited history of commercial operations, until we are able to achieve broader market acceptance of our AquaBeam Robotic System and Aquablation therapy, we may face risks associated with a more concentrated customer base. There are risks whenever a significant percentage of revenue is concentrated with a limited number of customers. For example, revenue from these customers may fluctuate from time to time based on these customers’ business needs, the timing of which may be affected by market conditions or other facts outside of our control. These customers could also potentially pressure us to reduce the prices we charge for our single-use disposable handpieces, which could have an adverse effect on our margins and financial position and could negatively affect our revenue and results of operations. If any of our largest customers terminates its relationship with us, such termination could negatively affect our revenues and results of operations.
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
We currently market and sell our products in 12 countries outside of the United States, including Germany, France, Italy, Spain, the United Kingdom, and Portugal. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S. and other foreign governmental trade, import and export and customs laws and regulations. Compliance with these laws and regulations is costly and exposes us to penalties for non-compliance. We expect our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Our international business operations are subject to a variety of risks, including:
•difficulties in staffing and managing foreign and geographically dispersed operations, to the extent we establish non-U.S. operations;
•differing and multiple payor reimbursement regimes, government payors or patient self-pay systems;
•difficulties in determining and creating the proper sales pathway in new, international markets;
•to the extent we utilize third-party distributors in foreign markets, our ability to effectively screen, recruit and retain qualified third-party distributors and training them in our technology and product offering and business;
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
As of December 31, 2022, we had U.S. federal and state net operating loss, or NOL, carryforwards of approximately $264.6 million and $155.7 million, respectively, and U.S. federal and state research and development credit carryforwards of $6.0 million and $4.8 million, respectively. NOLs incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31,

2020, is limited to 80% of current year taxable income. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change by value in its equity ownership over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset post-change taxable income. Similar rules may apply under state tax laws. Our existing NOLs and research and development credit carryforwards have been, and may in the future be, subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a future change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability. In addition, for state income tax purposes, the extent to which states will conform to the federal laws is uncertain and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
Also, the anticipated benefit of any acquisition may not materialize, or such acquisition may be prohibited. In October 2022, we entered into the loan and security agreement with Canadian Imperial Bank of Commerce which also restricts our ability to pursue certain mergers, acquisitions, amalgamations or consolidations that we may believe to be in our best interest. Additionally, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.

Risks Related to Governmental Regulation
Changes to the reimbursement rates for BPH treatments and measures to reduce healthcare costs may adversely impact our business.
We derive our revenue from sales of our products to hospitals, ambulatory surgery centers and other healthcare facilities, which typically bill all or a portion of the costs and fees associated with using our products to various third-party payors, including Medicare, Medicaid, private commercial insurance companies, health maintenance organizations and other healthcare-related organizations. Because a vast majority of U.S. patients with BPH are covered by Medicare, the Medicare coverage policy and reimbursement rate are important factors in a physician’s decision to use Aquablation therapy and limits the prices we may charge for our products. In order to facilitate access for Medicare beneficiaries to new devices, the Centers for Medicare & Medicaid Services, or CMS, the federal agency responsible for administering the Medicare program, grants approval for transitional pass-through payments under the Medicare hospital outpatient prospective payment system, or OPPS, and ambulatory surgical center, or ASC, payment system for medical devices that meet certain criteria. Effective January 1, 2020, hospitals and ASCs receive an additional payment for the single-use handpiece when performing Aquablation therapy in the hospital outpatient setting, which has been extended until December 31, 2023. When that payment expires, hospitals will no longer receive separate reimbursement for our device and instead, receive a single bundled payment rate intended to cover the costs of all items and services, including our products, using during the Aquablation therapy. Accordingly, the additional cost associated with the use of our products may affect the profit margin of the hospital or ASC where the procedure is performed. Some of our target customers may be unwilling to adopt our products in light of potential additional associated cost.
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
In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products. For example, on February 23, 2022, the FDA issued a proposed rule to amend the Quality System Regulation, or QSR, which establishes current good manufacturing practice requirements for medical device manufacturers, to align more closely with the International Organization for Standardization, or ISO, standards. This proposal has not yet been finalized or adopted. Accordingly, it is unclear the extent to which this or any other proposals, if adopted, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise create competition that may negatively affect our business.
Additionally, in September 2019, the FDA issued revised guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA maintains a list device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the recommended testing methods, where feasible. The FDA may establish performance criteria for classes of devices for which we or our competitors seek or currently have received clearance, and it is unclear the extent to which such performance standards, if established, could impact our ability to obtain new 510(k) clearances or otherwise create competition that may negatively affect our business.
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
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Proceedings to enforce our patent and trademark rights in foreign jurisdictions could result in substantial costs and divert our attention from other aspects of our business, could put our patents and trademarks or applications in those jurisdictions, as well as elsewhere, at risk of being invalidated or interpreted narrowly, and could provoke third parties to assert claims against us. We may not prevail in any proceedings that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful.
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
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, the terms of our loan and security agreement with Canadian Imperial Bank of Commerce restrict our ability to pay dividends to limited circumstances. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
As of December 31, 2022, our executive officers, directors and 5% stockholders beneficially own a substantial amount of our common stock. Therefore these stockholders will have the ability to influence us through this ownership position. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.
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
Until December 31, 2022, we were eligible for reduced reporting and disclosure requirements as an “emerging growth company.” We are no longer an “emerging growth company” and have had to expend, and will need to continue to expend, additional resources and management time in order to comply with the disclosure obligations and requirements that were not applicable to us as an emerging growth company.
If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information.
Section 404 of the Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. We have incurred significant expense and devoted substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act, which we expect will continue. We anticipate hiring additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to support future growth. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act or if we encounter difficulties in the timely and accurate reporting of our financial results, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, our investors could lose confidence in our reported financial information, the market price of our stock may decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.
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

Global macroeconomic conditions and the world’s financial markets remain susceptible to significant stresses, including from inflation and central bank policies among other sources. Such stresses may result in reductions in available credit and government spending, economic downturn or stagnation, foreign currency fluctuations and volatility in the valuations of securities generally. Our customers and distributors may respond to such economic pressures by reducing or deferring their capital spending or reducing staff. Furthermore, unfavorable changes in foreign exchange rates versus the U.S. dollar could increase our product and labor costs, thus reducing our gross profit.
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

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, customers, environmental activists, the media, and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal office is located at 900 Island Drive, Redwood City, California, where we lease approximately 43,485 square feet of office space. In January 2023, we entered into an amendment to this lease that lease of 19,807 square feet of office space terminated on October 29, 2023, and lease of remaining 23,638 square feet is extended to terminate no later than January 31, 2024.
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
Holders of Common Stock
As of February 23, 2022, there were 176 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors our board of directors deems relevant, and subject to the restrictions contained in any future financing instruments. In addition, our ability to pay cash dividends is currently restricted by the terms of our loan and security agreement with Canadian Imperial Bank of Commerce. Our ability to pay cash dividends on our capital stock in the future may also be limited by the terms of any preferred securities we may issue or agreements governing any additional indebtedness we may incur.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.
This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the S&P Health Care Equipment Index. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ Composite Index and the S&P Health Care Equipment Index, and assumes reinvestment of any dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 15 MONTH CUMULATIVE TOTAL RETURN*

Among PROCEPT BioRobotics Corp, the NASDAQ Composite Index
and the S&P Health Care Equipment Index

$120
$100
$80
$60
$40
$20
$0
9/15/21
9/21
10/21
11/21
12/21
1/22
2/22
3/22
4/22
5/22
6/22
7/22
8/22
9/22
10/22
11/22
12/22
PROCEPT BioRobotics Corp
NASDAQ Composite
S&P Health Care Equipment

*$100 invested on 9/15/21 in stock or 8/31/21 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

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
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. The AquaBeam Robotic System employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We designed our AquaBeam Robotic System to enable consistent and reproducible BPH surgery outcomes. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that are independent of prostate size and shape, and delivers resection independent of surgeon experience. We have developed a significant and growing body of clinical evidence, which includes 150 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of December 31, 2022, we had an install base of 243 AquaBeam Robotic Systems globally, including 167 in the United States.
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
In the United States, we sell our products to hospitals. We are initially targeting 860 high-volume hospitals that perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. Additionally, there are approximately 1,840 U.S. hospitals that perform the remaining 30% of resective BPH procedures we are also targeting. Over time, we expect to gradually expand our focus to also include mid- and low-volume hospitals. These customers in turn bill various third-party payors, such as commercial payors and government agencies, for treatment payment of each patient. Effective in 2021, all local Medicare Administrative Contractors, or MACs, which represent 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states. We also have favorable coverage decisions from many large commercial payors. We plan to leverage these recent successes in our active discussions with all commercial payors to establish additional positive national and regional coverage policies. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and improve payment which we believe will expand patient access to Aquablation therapy.
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
We generated revenue of $75.0 million and $34.5 million, for the years ended December 31, 2022 and 2021, respectively, and incurred a net loss of $87.2 million and $59.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of 348.7 million.

Factors Affecting Our Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. While these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information. These factors include:
•Grow our install base of AquaBeam Robotic Systems: As of December 31, 2022, we had an install base of 243 AquaBeam Robotic Systems globally, including 167 in the United States. In the United States, we are initially focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We are initially targeting 860 high-volume hospitals that we estimate perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. Additionally, there are approximately 1,840 additional U.S. hospitals that perform the remaining 30% of resective BPH procedures that we are targeting. To penetrate these hospitals, we expect to continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. As we increase our install base of AquaBeam Robotic systems we expect our revenue to increase as a result of the system sale and resulting utilization.
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
•Reimbursement and coverage decisions by third-party payors. Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover all or part of the cost of procedures using our AquaBeam Robotic System. The revenue we are able to generate from sales of our products depends in large part on the availability of sufficient reimbursement from such payors. Effective in 2021, all local MACs, representing 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states. We believe that these favorable coverage decisions have been a catalyst for hospital adoption of our AquaBeam Robotic System. We believe our strong body of clinical evidence and support from key societies, supplemented by the momentum from Medicare coverage, have led to favorable coverage decisions from many large commercial payors. We plan to leverage these recent successes in our active discussions with commercial payors to establish additional positive national and regional coverage policies. We believe that additional commercial payor coverage will contribute to increasing utilization of our system over time. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and further improve patient access to Aquablation therapy.
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

Impact of the COVID-19 Pandemic
At the height of the COVID-19 pandemic, governmental authorities had recommended, and in certain cases required, that elective, specialty and other procedures and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19.  These measures and challenges had decreased the number of BPH procedures generally, and consequently could have slowed adoption of our AquaBeam therapy and may have impacted our ability to sell our AquaBeam Robotic System.
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
The following table presents revenue by significant geographical locations for the periods indicated:

	Year Ended December 31,
	2022	2021
United States	90%	84%
Outside the United States	10%	16%
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
Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling, marketing, clinical affairs, professional education, finance, information technology, and human resource functions. SG&A expenses also include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit fees, legal fees, insurance costs and general corporate expenses including allocated facilities-related expenses. Post-market study expenses include trial design, site reimbursement, data management and travel expenses. We expect our SG&A expenses to increase in absolute dollars for the foreseeable future as we expand our commercial infrastructure and incur additional fees associated with operating as a public company, including legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations, and other administrative and professional services expenses, though it may fluctuate from quarter to quarter. However, over time, we expect our SG&A expenses to decrease as a percentage of revenue.
Interest and Other Income (Expense), Net
Interest Expense
Interest expense consists primarily of interest expense from our long-term debt.
Interest and Other Income, Net
Interest and other income, net, consists primarily of interest income from our cash and cash equivalents balances, and fair value adjustments from our redeemable convertible preferred stock warrant liabilities and our loan facility derivative liability.
We adjust the carrying values of the loan facility derivative liability for changes in fair value and recognize those changes in interest and other income, net.
Loss on loan extinguishment
Loss on loan extinguishment was a result of our acquisition price of our new debt exceeded the carrying amount of our existing debt.

Results of Operations
Comparison of Years Ended December 31, 2022 and 2021
The following table shows our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue	$75,014	$34,473	$40,541	118%
Cost of sales	37,929	18,608	19,321	104
Gross profit	37,085	15,865	21,220	134
Gross margin	49%	46%

Operating expenses:
Research and development	28,981	18,993	9,988	53
Selling, general and administrative	88,828	51,036	37,792	74
Total operating expenses	117,809	70,029	47,780	68
Loss from operations	(80,724)	(54,164)	(26,560)	(49)
Interest expense	(5,183)	(5,810)	627	11
Interest and other income, net	2,011	121	1,890	1562
Loss on loan extinguishment	(3,258)	—	(3,258)	N/M
Net loss	$(87,154)	$(59,853)	(27,301)	(46)
N/M - Not meaningful.
Revenue

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
System sales and rentals	$39,728	$21,868	$17,860	82%
Hand pieces and other consumables	31,816	11,527	20,289	176
Service	3,470	1,078	2,392	222
Total revenue	$75,014	$34,473	40,541	118
Revenue increased $40.5 million, or 118%, to $75.0 million during the year ended December 31, 2022, compared to $34.5 million during the year ended December 31, 2021. The growth in revenue was primarily attributable to an increase of $17.9 million and $20.3 million in revenues from higher sales volumes and increases in our average sale prices of both our AquaBeam Robotic System and our single-use disposable handpieces.
Cost of Sales and Gross Margin
Cost of sales increased $19.3 million, or 104%, to $37.9 million during the year ended December 31, 2022, compared to $18.6 million during the year ended December 31, 2021. The increase in cost of sales was primarily attributable to the growth in the number of units sold.
Gross margin increased to 49% during the year ended December 31, 2022, compared to 46% for the year ended December 31, 2021. The increase in gross margin was primarily attributable to the growth in unit sales, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units. Additionally, we realized higher average selling prices in the United States on both our AquaBeam Robotic System and our single-use disposable handpieces.

Research and Development Expenses
R&D expenses increased $10.0 million, or 53%, to $29.0 million during the year ended December 31, 2022, compared to $19.0 million during the year ended December 31, 2021. The increase in R&D expenses was primarily due to employee-related expenses from increased headcount of our R&D organization. These expenses support ongoing product improvements and the development of additional and next generation technologies.
Selling, General and Administrative Expenses
SG&A expenses increased $37.8 million, or 74%, to $88.8 million during the year ended December 31, 2022, compared to $51.0 million during the year ended December 31, 2021. The increase in SG&A expenses was primarily due to employee-related expenses of our sales and marketing organization and reimbursement and administrative organizations as we expanded our infrastructure to drive and support our growth in revenue.
Interest Expense
Interest expense decreased $0.6 million to $5.2 million during the year ended December 31, 2022, compared to $5.8 million during the year ended December 31, 2021. The decrease in interest expense was due to entering into a new loan agreement with a lower interest rate compared to our previous loan agreement during the year ended December 31, 2022.
Interest and Other Income, Net
Interest and other income, net, increased $1.9 million to $2.0 million during the year ended December 31, 2022 compared to $0.1 million during the year ended December 31, 2021. The increase in interest and other income, net was primarily due to higher interest rates earned on our money market funds.
Loss on loan extinguishment
Loss on loan extinguishment increased $3.3 million during the year ended December 31, 2022 compared to zero during the year ended December 31, 2021. The increase in loss on loan extinguishment was due to our reacquisition price of our new debt exceeded the carrying amount of our existing debt in the current year.
Liquidity and Capital Resources
Overview
We completed our IPO in September 2021, which raised $172.4 million, net of issuance costs. Previously, our primary sources of capital have been from private placements of redeemable convertible preferred securities and debt financing agreements.
As of December 31, 2022, we had cash and cash equivalents of $221.9 million, an accumulated deficit of $348.7 million, and $52.0 million outstanding on our loan facility. We expect our expenses will increase for the foreseeable future, in particular as we continue to make substantial investments in sales and marketing, operations and research and development. Moreover, we expect to incur additional expenses as a result of operating as a public company, including legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations, and other administrative and professional services expenses. Our future funding requirements will depend on many factors, including:
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
Based on our operating plan, we currently believe that our existing cash and cash equivalents and anticipated revenue will be sufficient to meet our capital requirements and fund our operations through at least the next twelve months from the issuance date of the financial statements. We have based this estimate on assumptions that may prove to be wrong, and we may need to utilize additional available capital resources. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional public equity or debt securities or obtain an additional credit facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.
Indebtedness
In October 2022, we entered into a loan and security agreement with a new lender, Canadian Imperial Bank of Commerce. The Agreement provides for a senior secured term loan facility in the aggregate principal amount of $52.0 million, which was borrowed in full. Proceeds from the term loan facility were used to repay and terminate our previous loan facility, transaction fees, and related expenses. Proceeds from the term loan facility was used to repay and terminate the our previous loan facility, transaction fees, and related expenses.
The term loan facility is scheduled to mature on October 6, 2027, the fifth anniversary of the Closing Date (the "Maturity Date"). The loan and security agreement provides for interest-only payments on the term loan facility for the first thirty-six months following the Closing Date (the "Initial Interest-Only Period"). The Initial Interest-Only Period will be extended to an additional twelve months if we achieve either (i) $200.0 million or greater in revenue in any twelve-month period or (ii) $0 or greater in EBITDA in any six-month period. Thereafter, amortization payments on the Term Loan Facility will be payable monthly until the Maturity Date in monthly installments equal to 20% of the then outstanding principal amount of the Term Loan Facility divided by 12 plus any accrued and unpaid interest. We have the option to prepay the Term Loan Facility without any prepayment charge or fee.
The loan borrowed under the Term Loan Facility bears interest at an annual rate equal to the secured overnight financing rate ("SOFR") (calculated based on an adjustment of 0.10%, 0.15% and 0.25%, respectively, for one-month, three-month or six-month term SOFR as of a specified date, subject to a floor of 1.5%) plus an applicable margin of 2.25%.
The obligations under the loan and security agreement are secured by substantially all of our assets, including its intellectual property and by a pledge all of our equity interests in its U.S. subsidiaries and 65% of our equity interests in its non-U.S. subsidiaries that are directly owned by us. We are obligated to maintain in deposit accounts held at the lender equal to at least the lesser of (i) $150.0 million or (ii) all of our non-operating cash.
The loan and security agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Under the loan and security agreement, if we maintain less than $100.0 million in available cash, then we are required to meet either one of two financial covenants: a minimum unrestricted cash covenant or a minimum revenue and growth covenant. The minimum unrestricted cash covenant requires that we to maintain cash reserve not less than the greater of (i) $20.0 million, (ii) the absolute value of EBITDA losses (if any) for the most recent consecutive four-month period then ended or (iii) the aggregate outstanding principal amount of $52.0 million. The minimum revenue and growth covenant requires our revenue, for the consecutive twelve-month period as of each measurement date, of not less than $50.0 million and of at least 115% as of the last day of the consecutive twelve-month period of the immediately preceding year. If we maintain at least $100.0 million in available cash, then it is not required to meet such financial covenants.

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(80,382)	$(57,334)
Investing activities	(2,653)	(592)
Financing activities	3,612	262,116
Net (decrease) increase in cash, cash equivalents and restricted cash	$(79,423)	$204,190
Net Cash Used in Operating Activities
During the year ended December 31, 2022, net cash used in operating activities was $80.4 million, consisting primarily of a net loss of $87.2 million and an increase in net operating assets of $11.5 million, partially offset by non-cash charges of $18.3 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization resulted in an increase in inventory, accounts receivable and prepaid expenses and other current assets, partially offset by an increase in other current liabilities, accrued compensation and accrued interest expense. Non-cash charges consisted primarily of stock-based compensation, depreciation, and loss on loan extinguishment.
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
Net Cash Used in Investing Activities
During the year ended December 31, 2022, net cash used in investing activities was $2.7 million, consisting of purchases of property and equipment.
During the year ended December 31, 2021, net cash used in investing activities was $0.6 million, consisting of purchases of property and equipment.
Net Cash Provided by Financing Activities
During the year ended December 31, 2022, net cash provided by financing activities was $3.6 million, consisting primarily of proceeds from the issuance of long-term debt of $51.2 million, net of issuance costs, proceeds and from the exercise of stock options of $4.0 million, partially offset by the payment of principal of long-term debt of $50.0 million, and prepayment fees associated with our previous loan facility.
During the year ended December 31, 2021, net cash provided by financing activities was $262.1 million, consisting primarily of net proceeds from our IPO of $172.4 million and the issuance of shares of our Series F redeemable convertible preferred stock of $84.7 million.
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
While our significant accounting policies are more fully described in Note 2 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments.
Revenue Recognition
Revenue is derived primarily from the sales of the AquaBeam Robotic Systems, and handpieces that are for one-time use during each surgery using the AquaBeam Robotic System. The AquaBeam Robotic System contains both software and non-software components that are delivered together as a single product and generally contain a one-year warranty.
To determine revenue recognition for arrangements that we determine are within the scope of Accounting Standards Codification, or ASC, Topic 606, “Revenue from Contracts with Customers,” or ASC 606, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy the performance obligations. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct based on the contract.
The contracts are typically in the form of a master service agreement and a purchase order from the customer. Our AquaBeam Robotic System sales generally contain multiple products and services and can include a combination of the following performance obligations: robotic system, handpieces and consumables, and service.
The Company determines the transaction price it expects to be entitled to in exchange for transferring the promised product to the customer, which is based on the invoiced price for the products. All prices are at fixed amounts per the sales agreement with the customer and there are generally no discounts, rebates or other price concessions or a right of return, once the agreement is signed.
For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which we separately sell the products or services. If a standalone selling price is not directly observable, then we estimate the standalone selling price considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, and type of customer. We regularly review standalone selling prices and update these estimates as necessary.
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
Stock-Based Compensation

We account for stock options granted to employees and directors under the fair value recognition provision of ASC 718, Compensation - Stock Compensation. Stock-based compensation expense is recognized over the requisite service period in the statements of operations and comprehensive loss. We use the straight-line method for expense attribution.
The valuation model used for calculating the fair value of awards for stock options is the Black-Scholes option pricing model. The Black-Scholes option pricing model requires us to make assumptions and judgments about the variables used in the calculation, including the following:
Expected Term. The expected term of stock options represents the weighted-average period that the stock options are expected to remain outstanding. We estimated the expected term based on the simplified method, which is the average of the weighted-average vesting period and contractual term of the option.
Expected Volatility. Since there has been limited public market for our common stock and limited company specific historical volatility, we have determined the share price volatility for options granted based on an analysis of the volatility of a peer group of publicly traded companies. In evaluating similarity, we consider factors such as industry, stage of life cycle and size.
Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.
Expected Dividend Rate. We assumed the expected dividend rate to be zero as we have never paid dividends and have no current plans to do so.
See Note 7 to our consolidated financial statements included elsewhere in this Annual Report Form 10-K for information concerning certain of the specific assumption we used in applying the Black-Scholes option pricing model to determine the fair value of our stock options granted in the years ended December 31, 2022 and 2021. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.
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

Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to our financial statements contained in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures
Interest Rate Risk
Cash and cash equivalents of $221.9 million as of December 31, 2022, consisted of securities carried at quoted market prices with an original maturity of three months or less and therefore there is minimal risk associated with fluctuating interest rates. We do not currently use or plan to use financial derivatives in our investment portfolio.
In addition, as described above under the subsection titled “Indebtedness,” amounts outstanding under our loan facility bears interest at an annual rate equal to the secured overnight financing rate ("SOFR") (calculated based on an adjustment of .10%, .15% and .25%, respectively, for one-month, three-month or six-month term SOFR as of a specified date, subject to a floor of 1.5%) plus an applicable margin of 2.25%. As a result, we are exposed to risks from changes in interest rates. We do not believe that a hypothetical 100 basis point increase or decrease in interest rates or 30-day SOFR would have had a material impact on our financial statements included elsewhere in this Annual Report on Form 10-K.
Credit Risk
We maintain our cash and cash equivalents with multiple financial institutions in the United States, and our current deposits are in excess of insured limits. We have reviewed the financial statements of these institutions and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.
Our accounts receivable primarily relate to revenue from the sale or rental of our products. No customers accounted for greater than 10% of accounts receivable at December 31, 2022. We believe that credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms and diversity of our customer base.
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
Years Ended December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PROCEPT BioRobotics Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PROCEPT BioRobotics Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

AquaBeam Robotic Systems Revenue Recognition

As described in Notes 2 and 10 to the consolidated financial statements, for the year ended December 31, 2022, the Company recognized system sales and rentals revenue of $39.7 million, which the majority relates to AquaBeam Robotic Systems. The Company’s AquaBeam Robotic Systems sales generally contain multiple products and services and can include a combination of the following performance obligations: robotic system, handpieces and consumables, and service. The Company recognizes revenue as the performance obligations are satisfied by transferring control of the product or service to a customer. For AquaBeam Robotic Systems (including system components and system accessories) sold directly to end customers, revenue is recognized when the Company transfers control to the customer, which is generally at the time of delivery.

The principal considerations for our determination that performing procedures relating to the AquaBeam Robotic Systems revenue recognition is a critical audit matter are the high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence related to the AquaBeam Robotic Systems revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, evaluating the recognition of revenue on a sample basis by (i) evaluating the terms of master service agreements and related contracts, (ii) identifying and assessing performance obligations, and (iii) obtaining and evaluating the underlying purchase orders, shipping documents, invoices, and payment support, as applicable.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 28, 2023

We have served as the Company’s auditor since 2020.

PROCEPT BioRobotics Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$221,859	$304,320
Restricted cash, current	777	—
Accounts receivable, net	15,272	4,464
Inventory	28,543	13,147
Prepaid expenses and other current assets	6,175	4,242
Total current assets	272,626	326,173
Restricted cash, non-current	3,038	777
Property and equipment, net	8,656	5,045
Operating lease right-of-use assets, net	23,481	3,279
Intangible assets, net	1,477	1,750
Other assets	51	—
Total assets	$309,329	$337,024
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$9,391	$2,029
Accrued compensation	13,447	6,475
Deferred revenue	2,855	1,025
Operating leases, current	2,129	2,105
Other current liabilities	7,468	4,608
Total current liabilities	35,290	16,242
Long-term debt	51,213	50,004
Operating leases, non-current	23,975	1,991
Loan facility derivative liability	1,779	1,496
Other non-current liabilities	—	200
Total liabilities	112,257	69,933
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value;
Authorized shares: 10,000 at December 31, 2022 and 2021, respectively
Issued and outstanding shares: none at December 31, 2022 and 2021	—	—
Common stock, $0.00001 par value;
Authorized shares: 300,000 at December 31, 2022 and 2021, respectively
Issued and outstanding shares: 44,828 and 43,676 at December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	545,753	528,666
Accumulated other comprehensive loss	(6)	(54)
Accumulated deficit	(348,675)	(261,521)
Total stockholders’ equity	197,072	267,091
Total liabilities and stockholders’ equity	$309,329	$337,024
The accompanying notes are an integral part of these consolidated financial statements.

PROCEPT BioRobotics Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021

Revenue	$75,014	$34,473
Cost of sales	37,929	18,608
Gross profit	37,085	15,865
Operating expenses:
Research and development	28,981	18,993
Selling, general and administrative	88,828	51,036
Total operating expenses	117,809	70,029
Loss from operations	(80,724)	(54,164)
Interest expense	(5,183)	(5,810)
Interest and other income, net	2,011	121
Loss on loan extinguishment	(3,258)	—
Net loss	$(87,154)	$(59,853)
Net loss per share, basic and diluted	$(1.96)	$(3.63)
Weighted-average common shares used to
compute net loss per share attributable to
common shareholders, basic and diluted	44,400	16,480
Other comprehensive gain (loss):
Unrealized gain (loss) on cash equivalents	48	(40)
Comprehensive loss	$(87,106)	$(59,893)
The accompanying notes are an integral part of these consolidated financial statements.

PROCEPT BioRobotics Corporation
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	25,402	$243,854	4,713	$—	$18,788	$(14)	$(201,668)	$(182,894)
Issuance of redeemable convertible preferred stock, net of issuance costs of $290	4,448	84,710	—	—	—	—	—	—
Issuance upon exercise of warrants	62	970	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(29,912)	(329,534)	29,912	—	329,534	—	—	329,534
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions and offering expenses of $16,121			7,539		172,364			172,364
Issuance of common stock under stock plans	—	—	1,512	—	4,184	—	—	4,184
Stock-based compensation expense	—	—	—	—	3,796	—	—	3,796
Unrealized loss on cash equivalents	—	—	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	—	(59,853)	(59,853)
Balance at December 31, 2021	—	—	43,676	—	528,666	(54)	(261,521)	267,091
Issuance of common stock under stock plans		—	1,042	—	4,008	—	—	4,008
Shares issued under employee stock purchase plan	—	—	110	—	2,409	—	—	2,409
Stock-based compensation expense	—	—	—	—	10,670	—	—	10,670
Unrealized gain on cash equivalents	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(87,154)	(87,154)
Balance at December 31, 2022	—	$—	44,828	$—	$545,753	$(6)	$(348,675)	$197,072

The accompanying notes are an integral part of these consolidated financial statements.

PROCEPT BioRobotics Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(87,154)	$(59,853)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,841	3,324
Stock-based compensation expense	10,337	3,796
Change in fair value of redeemable convertible preferred stock warrants and derivative liability	283	(199)
Non-cash lease adjustment	1,478	(345)
Inventory write-down	62	650
Loss on loan extinguishment	3,258	—
Changes in operating assets and liabilities:
Accounts receivable, net	(10,809)	(2,914)
Inventory	(15,251)	(6,124)
Prepaid expenses and other current assets	(1,880)	(2,631)
Other assets	(51)	—
Accounts payable	3,959	812
Accrued compensation	6,972	1,834
Accrued interest expense	757	1,045
Deferred revenue	1,830	792
Operating lease liabilities	327	—
Other liabilities	2,659	2,479
Net cash used in operating activities	(80,382)	(57,334)
Cash flows from investing activities:
Purchases of property and equipment	(2,653)	(592)
Net cash used in investing activities	(2,653)	(592)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	2,409	—
Proceeds from issuance of common stock from the exercise of stock options	4,008	4,184
Proceeds from issuance of common stock from the initial public offering, net of underwriting discounts, commissions and offering expenses	—	172,364
Proceeds from issuance of long-term debt, net of issuance costs	51,195	—
Proceeds from the exercise of redeemable convertible preferred stock warrants	—	858
Proceeds from issuance of Series G redeemable convertible preferred stock, net of issuance costs	—	84,710
Payment of principal on long-term debt	(50,000)	—
Payment of final payment fee	(3,000)	—
Payment of prepayment fee	(1,000)	—
Net cash provided by financing activities	3,612	262,116
Net (decrease) increase in cash, cash equivalents and restricted cash	(79,423)	204,190
Cash, cash equivalents and restricted cash
Beginning of the period	305,097	100,907
End of the period	$225,674	$305,097
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$221,859	$304,320
Restricted cash	3,815	777
Cash, cash equivalents and restricted cash in balance sheets	$225,674	$305,097
Supplemental cash flow information
Interest paid	$4,291	$4,750
Non-cash investing and financing activities
Transfer of evaluation units from inventory to property and equipment, net	$124	$(679)
Property and equipment included in accounts payable and accrued expenses	$3,544	$210

Conversion of redeemable convertible preferred stock to common stock	$—	$329,534
Right-of-use assets obtained in exchange for operating lease liabilities	$22,854	$—
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
Liquidity
As of December 31, 2022, the Company had cash and cash equivalents of $221.9 million and an accumulated deficit of $348.7 million. In September 2021, the Company completed its initial public offering (“IPO”) for net proceeds of approximately $172.4 million, after deducting underwriting discounts and commissions, and offering expenses. Since its inception, the Company has financed its operations with a combination of debt and equity financing arrangements. The Company expects its cash and cash equivalents, and revenue will be sufficient to fund its operations through at least the next twelve months from the issuance date of these consolidated financial statements. The Company has not achieved positive cash flow from operations to date and expects to continue incurring losses for the foreseeable future as it focuses on growing its business.
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
While many restrictions associated with COVID-19 have more recently been relaxed, the longevity and extent of the various COVID-19 pandemic remains uncertain, including due to the emergence and impact of the COVID-19 variants and continued economic disruptions. Due to significant uncertainty surrounding the pandemic, management's judgments could change.
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
In September 2021, 10.0 million shares of preferred stock were authorized and the number of authorized shares of common stock was increased to 300.0 million shares, both having a par value of $0.00001 per share.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash in banks highly liquid securities determined to be cash equivalents, which are readily convertible into cash and mature within 90 days or less from the original date of purchase. Cash and cash equivalents include money market funds.
Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. Unrealized gains and losses are recorded in other comprehensive loss and included as a separate component of stockholders’ equity (deficit).
Restricted cash is related to the Company’s letters of credit for the leases of its Redwood City and San Jose, CA locations.
Fair Value of Financial Instruments
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash and cash equivalents, and accounts receivable, accounts payable and accrued liabilities, which approximate fair value due to their relatively short maturities as well as the loan facility derivative liability. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:
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
No customers accounted for more than 10% of revenue during the year ended December 31, 2022 and 2021. No customers accounted for more than 10% of accounts receivable at December 31, 2022. One customer accounted for 11% of accounts receivable at December 31, 2021.
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
Allowance for Doubtful Accounts
The Company’s expected loss allowance methodology is developed using its historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of its customers. Specific allowance amounts are established to record the appropriate allowance for customers that have a known risk of default. Balances are written off when they are ultimately determined to be uncollectible. The Company has not experienced any significant collection issues and the allowance for doubtful accounts has not been material.
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
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment and intangible assets, net, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by the asset group to the carrying amount of the asset group. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The Company determines fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. The Company’s cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. During the years ended December 31, 2022 and 2021, the Company has not recorded impairment charges on its long-lived assets.
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
Loan Facility Derivative Liability
In connection with the Company’s previous loan facility (Note 6), the Company is obligated to pay a fee upon the earlier occurrence of a defined liquidity event, including but not limited to, a merger or sale of our assets or voting stock, or achieving a $200.0 million trailing 12 months revenue target, in each case, by September 2029. The fee is calculated at the time of the liquidity event occurrence to be $1.0 million if only the first installment has been drawn, $2.0 million if the first two installments have been drawn, $2.4 million if the first three installments have been drawn, or $3.0 million if all four installments have been drawn, in each case, upon the occurrence of the liquidity event. At the time of extinguishment, the Company has drawn on the first two installments. The Company has determined this fee is a freestanding derivative instrument. The $1.4 million fair value of this loan facility derivative was initially recorded as a debt discount and a non-current liability on the date of issuance in connection with obtaining additional financing as applicable and will be revalued every reporting period until the earlier occurrence of a defined liquidity event or achieving a revenue target by September 2029 or termination of such fee arrangement.
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
To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company performs the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies the performance obligations. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determined those that are performance obligations and assess whether each promised good or service is distinct based on the contract.
The contracts are typically in the form of a master service agreement and a purchase order from the customer. The Company’s AquaBeam Robotic System sales generally contain multiple products and services and can include a combination of the following performance obligations: robotic system, handpieces and consumables, and service.
The Company determines the transaction price it expects to be entitled to in exchange for transferring the promised product to the customer, which is based on the invoiced price for the products. All prices are at fixed amounts per the sales agreement with the customer and there are generally no discounts, rebates or other price concessions or a right of return, once the agreement is signed.
For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, then the Company estimates the standalone selling price considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, and type of customer. The Company regularly reviews standalone selling prices and update these estimates as necessary.
The Company recognizes revenue as the performance obligations are satisfied by transferring control of the product or service to a customer. The Company generally recognizes revenue for the performance obligations at the following points in time:
AquaBeam Robotic Systems - For systems (including system components and system accessories) sold directly to end customers, revenue is recognized when the Company transfers control to the customer, which is generally at the time of delivery. Systems rented for a fixed monthly fee during an evaluation period, typically 3-12 months, are recognized as revenue straight-line during the lease term, in accordance with ASC 842, and are not material. For systems sold following an evaluation period, revenue is recognized generally once sales terms are mutually agreed (as the system is already installed at the customer site). For systems sold through distributors, revenue is recognized generally at the time of delivery to the distributor. The Company’s system arrangements generally do not provide a right of return. The systems are generally covered by a one-year service agreement included in the warranty. The service agreements have a stand alone selling price and are typically recognized as deferred revenue and amortized over the one-year service period.
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
The Company utilizes the practical expedient under ASC 606 and does not disclose unsatisfied performance obligations for service contracts as these contracts generally have an original duration of less than one year. For those contracts with an original duration exceeding one year, the aggregate amount of transaction price allocated to the performance obligations unsatisfied at December 31, 2022 was not material.
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
Stock-Based Compensation
The Company accounts for stock options granted to employees and directors under the fair value recognition provision of ASC 718, Compensation - Stock Compensation. Stock-based compensation expense is recognized over the requisite service period in the statements of operations and comprehensive loss. The Company uses the straight-line method for expense attribution.
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model determines the fair value of stock-based payment awards based on the fair market value of the Company’s common stock on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the fair market value of the Company’s common stock, volatility over the expected term of the awards and actual and projected employee stock option exercise behaviors. The Company has opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. Due to the Company’s limited operating history and limited company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company generally selected companies with comparable characteristics to it, including enterprise value, stages of clinical development, risk profiles, position within the industry and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the share-based payments. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available. The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history of not paying dividends and its expectation that it will not declare dividends for the foreseeable future. The Company has elected to account for forfeitures when they occur.
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
The Company accounts for the fair value of restricted stock units (“RSUs”) using the closing market price of the Company’s common stock on the date of the grant. Stock-based compensation cost for RSUs is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the requisite service period (generally the vesting period), net of forfeitures.
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
Defined Contribution Plan
The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. The Company is authorized to make matching contributions but has not made such contributions for the years ended December 31, 2022 and 2021.
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
Comprehensive Gain (Loss)
Comprehensive gain (loss) consists of net gains (losses) and changes in unrealized gains and losses on cash equivalents. Accumulated other comprehensive loss is presented in the accompanying balance sheets, when applicable.
Segment Information
The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance.
Recently Adopted Accounting Pronouncements
On December 31, 2022, as the Company no longer qualified as an emerging growth company, the Company retroactively adopted both Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and No. 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-4”).
ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies.
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
The adoption of these ASUs did not have a material impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements
None.

3.    Fair Value Measurements
The following is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31,
	2022				2021
	Level 1	Level 2	Level 3	Total	Level 1		Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$8,870	$—	$—	$8,870	$13,621		$—	$—	$13,621
Cash equivalents	212,989	—	—	212,989	290,699		—	—	290,699
Total cash and cash equivalents	$221,859	$—	$—	$221,859	$304,320	304,320	$—	$—	$304,320

Loan facility derivative liability	$—	$—	$1,779	$1,779	$—		$—	$1,496	$1,496
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities. The Company’s long-term debt is recorded at its net carrying value, which approximates fair value.
There were no transfers in and out of Level 3 during the years ended December 31, 2022 and 2021.
Loan facility derivative liability
The following table sets forth a summary of the changes in the estimated fair value of the Company’s loan facility derivative liability, classified as Level 3 (in thousands):

	Year Ended December 31,
	2022	2021
Beginning of the period	$1,496	$1,782
Issued	—	—
Payment of success fee	—	(150)
Change in fair value	$283	$(136)
End of the period	$1,779	$1,496
The fair value of the loan facility derivative liability was determined using a discounted cash flow calculation discounted at 6%.

4.    Composition of Certain Consolidated Financial Statement Items
Inventory (in thousands):

	December 31,
	2022	2021
Raw materials	$12,417	$6,740
Work-in-process	1,738	905
Finished goods	14,388	5,502
Total inventory	$28,543	$13,147

Property and Equipment, Net (in thousands):

	December 31,
	2022	2021
Laboratory, manufacturing and computer equipment, and furniture and fixtures	$3,260	$2,874
Rental equipment	1,313	1,082
Leasehold improvements	4,941	4,941
Evaluation units	2,475	2,842
Construction in progress	5,671	—
Total property and equipment	17,660	11,739
Less: accumulated depreciation and amortization	(9,004)	(6,694)
Total property and equipment, net	$8,656	$5,045
Other Current Liabilities (in thousands):

	December 31,
	2022	2021

Accrued purchases	2,006	1,105
Professional services	1,739	600
Sales tax	829	515
Interest	532	405
Travel expenses	429	281
Asset retirement obligation	200	—
Clinical trial expenses	175	183
Customer deposit	—	741
Other	1,558	778
Total other current liabilities	$7,468	$4,608
As of December 31, 2021, other non-current liabilities consisted of an asset retirement obligation for the facility lease.
Interest and Other Income (Expense), net (in thousands):

	Year Ended December 31,
	2022	2021
Interest income	$2,497	$76
Decrease in fair value of preferred stock warrants	—	64
Decrease (increase) in fair value of loan facility derivative liability	(283)	135
Other	(203)	(154)
Total interest and other income, net	$2,011	$121
5.    Intangible Assets
In March 2019, the Company entered into a license agreement with HydroCision, Inc. This agreement grants the Company an exclusive, perpetual, irrevocable, worldwide, fully paid-up license to develop, manufacture and commercialize products in the field of urology using the patented technology and know-how controlled by HydroCision as of the effective date and as well as new patented technology developed by HydroCision that cover certain activities and improvements that relate to the use of fluid jet technology in connection with the licensed products during the period commencing on the effective date and ending on the earlier of the date that the Company ceases to use HydroCision’s existing contract manufacturers and the third anniversary of the effective date. Also included is the right to utilize HydroCision’s contract manufacturers, if desired. The consideration paid was a one-time upfront payment of $2.5 million, as well as allowing HydroCision (a reciprocal license) to use any new patented technology and know-how developed by the Company relating to the HydroCision patented technology and know-how in the field of urology for HydroCision use outside the field of urology. HydroCision will pay for any patent maintenance fees on HydroCision’s licensed patents. As of December 31, 2022 and 2021, accumulated amortization was $1.0 million, respectively, and the net carrying amount is expected to be amortized at a rate of $0.3 million per year until fully amortized.

Amortization expense for intangible assets for both the years ended December 31, 2022 and 2021, was $0.3 million.
6.    Long-Term Debt
Oxford
In September 2019, the Company entered into a loan facility with Oxford for up to $75 million available in four installments. The Company borrowed $25 million in September 2019. An additional $25 million was borrowed in March 2020. The third installment of $10 million was originally available for draw through March 31, 2021 contingent upon achieving $20 million in trailing six months revenue. In January 2021, the third installment was amended to be available for draw through June 30, 2021 contingent upon achieving $6.4 million trailing six months revenue. The remaining $15 million was originally available for draw through June 30, 2021 and is contingent upon achieving $25 million in trailing six months revenue. In January 2021, this installment was amended to be available for draw through June 30, 2022. The facility bears an interest rate of 9.37%, which is 7.17% plus the greater of 2.2% or 30-day LIBOR. The initial term of the facility was 60 months with interest-only payments each month for 24 months followed by 36 months amortization of principal and interest. In January 2021, the interest-only period was amended to 36 months followed by 24 months amortization (principal and interest) beginning October 1, 2022 since the amended trailing six months target revenue of $6.4 million was achieved, and accordingly, the current portion of the amount due was reclassified to non-current. Upon drawing the final $15 million tranche, interest-only period is extended 12 months followed by 24 months amortization of principal and interest. Upon the completion of the Company raising over $50 million in its IPO in September 2021, interest-only payments were extended an additional 12 months followed by 12 months amortization of principal and interest. Substantially all assets of the Company are pledged as collateral. Commencing with the earlier of June 30, 2021 and the month following the funding of either the third or final installment, the Company was required to achieve revenues for the previous six months ended equal to the greater of (1) 70% of the forecast for the commensurate period, (2) $15 million if neither third or final installments have been drawn, (3) $20 million if the third but not final installment has been drawn and (4) $25 million if both the third and final installments have been drawn.
The loan facility included certain fees payable to the lender recorded as a loan discount that was accrued and amortized to interest expense during the loan term. A 6% final payment fee of each funded tranche was payable at the earlier of prepayment or loan maturity and a 0.25% facility fee paid at each funded tranche. A prepayment fee was originally payable if the loan is paid before maturity in the amount of 3% of loans outstanding if paid in full during first the 12 months, 2% if loan is paid in full during the second 12 months, or 1% if loan is paid in full thereafter before maturity. In January 2021, the prepayment fee was removed as part of the amendments. In addition, the Company was required to pay the lender’s loan initiation fees and a fee upon the earlier occurrence of a defined liquidity event, including but not limited to, a merger or sale of the Company’s assets or voting stock, or achieving a $200.0 million trailing 12 months revenue target, in each case, by September 2029. The success fees were to be calculated at the time of the liquidity event occurrence to be $1.0 million if only the first installment has been drawn, $2.0 million if the first two installments have been drawn, $2.4 million if the first three installments have been drawn, or $3.0 million if all four installments have been drawn, in each case, upon the occurrence of the defined liquidity event. The Company determined that this obligation to pay success fees represents freestanding financial instruments.
The amendments in January 2021 were accounted for as a debt modification under ASC 470-50-40 as the changes in the debt terms are not considered substantial, and thus no gain or loss was recorded and a new effective interest rate was established based on the carrying value of the loan and the revised cash flows.
Canadian Imperial Bank of Commerce
In October 2022, the Company entered into a loan and security agreement (“The Agreement”) with a new lender, Canadian Imperial Bank of Commerce, or CIBC. The Agreement provides for a senior secured term loan facility in the aggregate principal amount of $52.0 million (the "Term Loan Facility") which was borrowed in full.
The Term Loan Facility was used to repay and terminate the Company's previous loan facility, transaction fees, and related expenses.
The Term Loan Facility is scheduled to mature on the fifth anniversary of the Closing Date (the "Maturity Date"). The Agreement provides for interest-only payments on the Term Loan Facility for the first thirty-six months following the Closing Date (the "Initial Interest-Only Period"). The Initial Interest-Only Period will be extended to an additional twelve months if the Company achieves either (i) $200.0 million or greater in revenue in any twelve-month period or (ii) $0 or greater in EBITDA in any six-month period. Thereafter, amortization payments on the Term Loan Facility will be payable monthly until the Maturity Date in monthly installments equal to 20% of the then outstanding principal amount of the Term

Loan Facility divided by 12 plus any accrued and unpaid interest. The Company has the option to prepay the Term Loan Facility without any prepayment charge or fee.
The loan borrowed under the Term Loan Facility bears interest at an annual rate equal to the secured overnight financing rate ("SOFR") (calculated based on an adjustment of .10%, .15% and .25%, respectively, for one-month, three-month or six-month term SOFR as of a specified date, subject to a floor of 1.5%) plus an applicable margin of 2.25%.
The obligations under the Loan Agreement are secured by substantially all of the Company's assets, including its intellectual property and by a pledge all of the Company's equity interests in its U.S. subsidiaries and 65% of the Company's equity interests in its non-U.S. subsidiaries that are directly owned by the Company. The Company is obligated to maintain in deposit accounts held at the lender the lesser of (i) $150.0 million or (ii) all of its non-operating cash.
The Company recorded a loss on loan extinguishment in the amount of $3.3 million in its consolidated statements of operations and comprehensive loss at December 31, 2022. The loss was attributed to the acquisition price of the CIBC debt exceeded the carrying amount of the Oxford debt.
7.    Stock-Based Compensation
2021 Equity Incentive Award Plan
In September 2021, the Company adopted the 2021 Equity Incentive Award Plan (the “2021 Plan”), which allows for the granting of stock options and stock purchase rights to the employees, members of the board of directors, and consultants of the Company. A total of 5,487,700 shares of common stock were reserved for issuance under the 2021 Plan. Options granted under the 2021 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to the Company’s employees, including officers and directors who are also employees. NSOs may be granted to employees and consultants.
Options under the 2021 Plan may be granted for periods of up to 10 years and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant.
Granted options for newly hired employees usually vest over four years monthly with a one-year cliff vesting, and follow-on options vest monthly over four years with no cliff vesting. Options granted to consultants have various vesting schedules depending on the underlying consulting arrangement and anticipated period of service. Granted restricted stock units usually vest over four years annually. As of December 31, 2022, there were 4.4 million shares available for grant and 1.1 million awards outstanding under the 2021 Plan.
2008 Stock Plan
The Company ceased making awards under the 2008 Stock Plan upon the effective date of the Company’s IPO. In 2008, the Company adopted the 2008 Stock Plan (the “2008 Plan”), which allows for the granting of stock options and stock purchase rights to the employees, members of the board of directors, and consultants of the Company. Options granted under the 2008 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to the Company’s employees, including officers and directors who are also employees. NSOs may be granted to employees and consultants. Options granted under the 2008 Plan will start expiring in August 2021. Options outstanding under the 2008 Plan will expire upon forfeiture. As of December 31, 2022, 5.0 million options were outstanding under the 2008 Plan.
2021 Employee Stock Purchase Plan
In September 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The 2021 ESPP became effective on the effective date of the IPO. A total of 412,988 shares were initially reserved for issuance under the 2021 ESPP. Additionally, the number of shares of common stock reserved for issuance under the 2021 ESPP will increase automatically each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; or (2) such lesser number as determined by the Company’s board of directors. The number of shares that may be issued under the 2021 ESPP shall not exceed a total of 10,526,315 shares. As of December 31, 2022, approximately 110,000 shares have been issued under the 2021 ESPP. As of December 31, 2022, there were 0.7 million shares available for grant under the 2021 ESPP.

Total stock-based compensation recognized, before taxes, are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cost of sales	$1,053	$253
Research and development	2,230	783
Sales, general and administrative	7,387	2,760
Total stock-based compensation	$10,670	$3,796
Total stock-based compensation cost capitalized in inventory was $0.3 million and $0 as of December 31, 2022 and 2021, respectively.
Stock Options
A summary of the Company’s stock option activity and related information are as follows (options in thousands):

	Year Ended
	December 31, 2022
	Options	Weighted Average Exercise Price
Outstanding, beginning of period	6,365	$5.34
Granted	254	35.58
Exercised	(1,031)	3.89
Forfeited	(235)	8.14
Outstanding, end of period	5,353	6.93
Vested and expected to vest	5,353	6.93
Exercisable	3,386	5.38
The weighted-average grant date fair value of options granted during the years of December 31, 2022 and 2021 was $19.15 and $4.36, respectively. As of December 31, 2022, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $126.3 million and options outstanding were $185.3 million. The aggregate pre-tax intrinsic value of options exercised was $29.8 million and $10.9 million during the years ended December 31, 2022 and 2021, respectively. The aggregate pre-tax intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. The total fair value of options vested was $4.8 million and $3.4 million during the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, total unrecognized stock-based compensation related to unvested stock options was $8.5 million, which the Company expects to recognize over a remaining weighted-average period of 2.4 years.
The fair value of the options granted to employees or directors was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Year Ended December 31,
	2022	2021
Expected life (years)	5.9	6.0
Expected volatility	55%	50%
Risk-free interest rate	2.5%	1.0%
Expected dividend rate	—%	—%
Weighted-average fair value	$19.15	$4.36

RSUs
A summary of the Company’s RSU activity and related information are as follows (RSUs in thousands):

	Year Ended
	December 31, 2022
	Restricted Stock Units	Weighted-Average Fair Value
Outstanding, beginning of period	35	$34.78
Granted	770	36.23
Released	(12)	31.28
Canceled/forfeited	(51)	34.78
Outstanding, end of period	742	36.35
The weighted-average grant date fair value of RSUs granted during the years of December 31, 2022 and 2021 was $36.23 and $34.78, respectively.
As of December 31, 2022, the aggregate pre-tax intrinsic value of RSUs outstanding was $30.8 million, calculated based on the closing price of the Company’s common stock at the end of the period.
As of December 31, 2022, total unrecognized stock-based compensation related to unvested RSUs was $22.8 million, which the Company expects to recognize over a remaining weighted-average period of 3.3 years.
ESPP
As of December 31, 2022, there was approximately $1.4 million of unrecognized cost related to employee stock purchases under the 2021 ESPP. This cost is expected to be recognized over a weighted average period of 0.8 years. As of December 31, 2022, a total of 0.7 million shares were available for issuance under the 2021 ESPP.
The fair value of the options granted under the 2021 ESPP to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

Year Ended
December 31, 2022
Expected life (years)	0.7
Expected volatility	56%
Risk-free interest rate	4.2%
Expected dividend rate	—%
Weighted-average fair value	$15.11

8.    Income Taxes
The Company did not record an income tax provision for both periods.
Reconciliation between the tax provision computed at the federal statutory income tax rate and the Company's actual effective income tax rate are as follows:

	Year Ended December 31,
	2022	2021
Federal statutory tax rate	21%	21%
R&D tax credit	2	2
Stock-based compensation and other permanent differences	2	—
Change in valuation allowance	(25)	(23)
Total	—%	—%

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
Significant components of net deferred tax assets are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$65,197	$52,832
Property and equipment	847	555
R&D tax credit	7,346	5,209
Stock-based compensation	2,082	717
Capitalized R&D expenses	12,971	6,268
Inventory	2,279	909
Lease liability	6,404	1,003
Accruals and reserves	2,758	1,418
Total deferred tax assets	99,884	68,911
Valuation allowance	(94,056)	(68,046)
Net deferred tax assets	5,828	865
Deferred tax liabilities:
Right-of-use assets	(5,828)	(865)
Total deferred tax liabilities	(5,828)	(865)
Net deferred tax assets	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company's history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. The valuation allowance increased by $26.0 million during the year ended December 31, 2022.
As of December 31, 2022 and 2021, the Company has U.S. federal net operating loss (“NOL”) carryforwards of approximately $264.6 million and $215.0 million, respectively, expiring beginning 2028. As of December 31, 2022 and 2021, the Company has U.S. state and local NOL carryforwards of approximately $155.7 million and $123.5 million, respectively, expiring beginning 2028.
As of December 31, 2022 and 2021, the Company has federal research and development credit carryforwards of approximately $6.0 million and $4.2 million, respectively, available to reduce future taxable income, if any. As of December 31, 2022 and 2021, the Company has California research and development credit carryforwards of approximately $4.8 million and $3.4 million, respectively, available to reduce future taxable income, if any.
The federal research and development credit carryforwards expire beginning 2028 and California research and development credit carryforwards are indefinite.
Internal Revenue Code section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carryovers in excess of the Section 382 limitation. The Company has not performed an analysis to determine if a limitation applies and whether the limitation would cause the net operating losses to expire un-utilized.
The Company files federal, state, and foreign income tax returns. The tax periods 2008 through 2022 remain open in most jurisdictions. In addition, any tax losses that were generated in prior years and carried forward may also be subject to examination by respective authorities. The Company is not currently under examination by federal, state or foreign income tax authorities.

One of the provisions under the Tax Cuts and Jobs Act that became effective in tax years beginning after December 31, 2021 required the capitalization and amortization of research and experimental expenditures. The change in this US tax law did not have an impact on the Company's consolidated financial statements. The Company will continue to evaluate the impact of this tax law change on future periods.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ( the Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on corporate stock buy-backs. The various provisions of the Inflation Act did not have an impact on the Company’s consolidated financial statements and related notes.
A reconciliation of the change in the unrecognized tax benefit during the year is as follows (in thousands):

	December 31,
	2022	2021
Beginning of year	$1,917	$1,407
Additions for tax positions related to:
Current year	783	510
Prior years	—	—
End of year	$2,700	$1,917
As of December 31, 2022, the Company had a total of $2.7 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization. The Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.
The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2022, the Company has not accrued interest or penalties related to uncertain tax positions.
9.    Net Loss Per Share
Net loss per share was determined as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021
Net loss	$(87,154)	$(59,853)
Weighted-average common stock outstanding	44,400	16,480
Net loss per share, basic and diluted	$(1.96)	$(3.63)
The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	December 31,
	2022	2021
Common stock options	5,353	6,365
Restricted stock units	742	35
Employee stock purchase plan	110	193
Total	6,205	6,593

10.    Geographical Information
The following table presents revenue disaggregated by type and geography (in thousands):

	Year Ended December 31,
	2022	2021
U.S.
System sales and rentals	$36,527	$19,375
Handpieces and other consumables	28,543	8,893
Service	2,698	680
Total U.S. revenue	67,768	28,948
Outside of U.S.
System sales and rentals	3,201	2,493
Handpieces and other consumables	3,273	2,634
Service	772	398
Total outside of U.S. revenue	7,246	5,525
Total revenue	$75,014	$34,473
For the year ended December 31, 2022 and 2021, substantially all of the Company’s long-lived assets are held in the United States.
11.    Commitments and Contingencies
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2022, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
Facility Leases
In July 2013, the Company entered into a three-year lease agreement for its current facility located in Redwood City, California. In 2018, the Company expanded the lease space and extended the lease agreement through October 2023. In January 2023, the Company entered into an amendment to this lease that lease of 19,807 square feet of office space terminated on October 29, 2023, and lease of remaining 23,638 square feet is extended to terminate no later than January 31, 2024. The lease agreement provides for an escalation of rent payments each year and the Company records rent expense on a straight-line basis over the term of the lease. Rent is payable monthly.
In December 2021, the Company entered into a lease for two existing buildings, comprising approximately 158,221 square feet of space, located in San Jose, California. The lease commenced in July 2022, and will continue for 122 months following thereafter, with two five year options to extend the term of the lease. The Lease provides for annual base rent of $4.3 million for the first year, which increases on a yearly basis up to $5.5 million for the tenth year, for an aggregate of $49.2 million. Under the terms of the lease, the Company will receive an allowance of up to $7.9 million from the landlord to be applied to the Company’s construction of tenant improvements following the landlord’s delivery of the two buildings to the Company. During the year ended December 31, 2022, the Company recorded both an right-of-use asset and liability of $22.7 million related to the lease. As of December 31, 2022, lease payments have not yet commenced for the lease.
The following table presents supplemental lease information:

	Year Ended December 31,
	2022	2021
Weighted-average lease term	9.4 years	1.8 years
Weighted-average discount rate	8.7%	10.8%

Rent expense recognized under the leases, including additional rent charges for utilities, parking, maintenance and real estate taxes, was $5.1 million and $2.7 million for the years ended December 31, 2022 and 2021, respectively.
Future minimum annual operating lease and debt repayments are as follows (in thousands):

As of December 31, 2022	Minimum Lease Payments	Debt Repayments	Total
2023	$5,610	$—	$5,610
2024	4,183	—	4,183
2025	4,297	4,333	8,630
2026	4,426	26,000	30,426
2027	4,808	21,667	26,475
Thereafter	27,250	—	27,250
Total minimum payments	50,574	52,000	102,574
Less: amount representing interest/unamortized debt discount/tenant improvement allowance	(24,470)	(787)	(25,257)
Present value of future payments	26,104	51,213	77,317

As of December 31, 2022 and 2021, the Company’s security deposit is in the form of, and recorded as, restricted cash.

Item 9. Changes in and Disagreements with Accountants
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO and CFO and effected by the Company's Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022.
Management assessed the Company’s internal control over financial reporting as of December 31, 2022 using the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective, based on these criteria. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, as stated within their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Disclosure Controls and Procedures
A system of internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP and no control system, no matter how well designed and operated, can provide absolute assurance. The design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect financial statement errors and misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
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

4.1
Description of PROCEPT BioRobotics Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the registrant’s annual report on Form 10-K for the year ended December 31, 2021 (File No. 001-40797))

10.1+
Offer Letter, by and between the Registrant and Reza Zadno, Ph.D., dated as of January 31, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.2+
Offer Letter, by and between the Registrant and Kevin Waters, dated as of August 7, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.3+
Offer Letter, by and between the Registrant and Hisham Shiblaq, dated as of March 21, 2019 (incorporated by reference to Exhibit 10.3 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

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
Second Amendment to Lease Agreement, by and between the Registrant and Westport Office Park LLC, dated as of May 20, 2016 (incorporated by reference to Exhibit 10.8(b) to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.7(c)
Third Amendment to Lease Agreement, by and between the Registrant and Westport Office Park LLC, dated as of April 4, 2018 (incorporated by reference to Exhibit 10.8(c) to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.7(d)*	Fourth Amendment to Lease Agreement, by and between the Registrant and Westport Office Park LLC, dated as of January 27, 2023.

10.8
Lease, by and between the Registrant and 150-180 Baytech Drive CA Owner, LLC, dated December 31, 2021 (incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the year ended December 31, 2021 (File No. 001-40797))

10.9
Amended and Restated Investor Rights Agreement, by and among the Registrant and the investors named therein and the founder named therein, dated June 10, 2021 (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.10+	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.11+	2021 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.11(a)+	Form of Stock Option Agreement under the 2021 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.11(a) to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.11(b)+
Form of Restricted Stock Unit Agreement under the 2021 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.11(b) to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.12+	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.13+
Amended and Restated Change of Control Severance Agreement, by and between the Registrant and Reza Zadno, Ph.D., dated September 17, 2021 (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.14+
Amended and Restated Change of Control Severance Agreement, by and between the Registrant and Kevin Waters, dated September 17, 2021 (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.15+
Amended and Restated Change of Control Severance Agreement, by and between the Registrant and Hisham Shiblaq, dated September 17, 2021 (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.16
Loan and Security Agreement, by and among Canadian Imperial Bank of Commerce, the Registration, and each Borrower and Guarantor from time to time, dated as of October 6, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 001-40797) filed on October 10, 2022)

10.17*#	Confidential Exclusive Patent License and Covenant Not to Sue, by and between the Registrant and HydroCision, Inc., dated March 14, 2019.

21.1	List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________
*Filed herewith.
**    Furnished herewith.
+    Indicates management contract or compensatory plan.
#    Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item (601)(b)(10).

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

PROCEPT BIOROBOTICS CORPORATION

Date:	February 28, 2023	By:	/s/ Reza Zadno
			Name:	Reza Zadno, Ph.D.
			Title:	Chief Executive Officer

Date:	February 28, 2023	By:	/s/ Kevin Waters
			Name:	Kevin Waters
			Title:	Chief Financial Officer
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

Signature	Title	Date

/s/ Reza Zadno	President, Chief Executive Officer and Director	February 28, 2023
Reza Zadno, Ph.D.	(principal executive officer)

/s/ Kevin Waters	SVP, Chief Financial Officer	February 28, 2023
Kevin Waters	(principal financial and accounting officer)

/s/ Frederic Moll, M.D.	Director and Chair of the Board	February 28, 2023
Frederic Moll, M.D.

/s/ Antal Desai	Director	February 28, 2023
Antal Desai

/s/ Amy Dodrill	Director	February 28, 2023
Amy Dodrill

/s/ Mary Garrett	Director	February 28, 2023
Mary Garrett

/s/ Taylor Harris	Director	February 28, 2023
Taylor Harris

/s/ Thomas Krummel, M.D.	Director	February 28, 2023
Thomas Krummel, M.D.

/s/ Elisabeth Sandoval-Little	Director	February 28, 2023
Elisabeth Sandoval-Little

/s/ Colby Wood	Director	February 28, 2023
Colby Wood