Form 10-Q
period 2023-03-31
PROCEPT BioRobotics Corp
filed 2023-05-04
CIK 1588978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

The registrant had outstanding 45,049,157 shares of common stock as of April 28, 2023.

PROCEPT BioRobotics Corporation
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended March 31, 2023
__________________

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “can”, “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding our business model and strategic plans for our products, technologies and business, including our implementation thereof, the timing of and our ability to obtain and maintain regulatory approvals, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the commercial success and market acceptance of our products, the sufficiency of our cash, cash equivalents and short-term investments, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.
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

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$180,972	$221,859
Restricted cash, current	777	777
Accounts receivable, net	20,642	15,272
Inventory	38,926	28,543
Prepaid expenses and other current assets	4,263	6,175
Total current assets	245,580	272,626
Restricted cash, non-current	3,038	3,038
Property and equipment, net	11,934	8,656
Operating lease right-of-use assets, net	22,446	23,481
Intangible assets, net	1,409	1,477
Other assets	51	51
Total assets	$284,458	$309,329
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,341	$9,391
Accrued compensation	7,408	13,447
Deferred revenue	3,943	2,855
Operating lease, current	2,998	2,129
Other current liabilities	7,814	7,468
Total current liabilities	32,504	35,290
Long-term debt	51,241	51,213
Operating lease, non-current	25,782	23,975
Loan facility derivative liability	1,805	1,779
Total liabilities	111,332	112,257
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value;
Authorized shares: 10,000 at March 31, 2023 and December 31, 2022
Issued and outstanding shares: none at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value;
Authorized shares: 300,000 at March 31, 2023 and December 31, 2022
Issued and outstanding shares: 45,009 and 44,828 at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	550,270	545,753
Accumulated other comprehensive loss	15	(6)
Accumulated deficit	(377,159)	(348,675)
Total stockholders’ equity	173,126	197,072
Total liabilities and stockholders’ equity	$284,458	$309,329
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$24,404	$14,197
Cost of sales	11,913	6,505
Gross profit	12,491	7,692
Operating expenses:
Research and development	10,737	5,011
Selling, general and administrative	30,131	18,385
Total operating expenses	40,868	23,396
Loss from operations	(28,377)	(15,704)
Interest expense	(886)	(1,421)
Interest and other income (expense), net	779	(60)
Net loss	$(28,484)	$(17,185)
Net loss per share, basic and diluted	$(0.63)	$(0.39)
Weighted-average common shares used to
compute net loss per share attributable to
common shareholders, basic and diluted	45,066	43,855
Other comprehensive loss:
Unrealized gain on cash equivalents	21	1
Comprehensive loss	$(28,463)	$(17,184)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	44,828	$—	$545,753	$(6)	$(348,675)	$197,072
Issuance of common stock under stock plans	181	—	380	—	—	380
Stock-based compensation expense	—	—	4,137	—	—	4,137
Unrealized gain on cash equivalents	—	—	—	21	—	21
Net loss	—	—	—	—	(28,484)	(28,484)
Balance at March 31, 2023	45,009	$—	$550,270	$15	$(377,159)	$173,126

Balance at December 31, 2021	43,676	$—	$528,666	$(54)	$(261,521)	$267,091
Issuance of common stock under stock plans	401	—	1,291	—	—	1,291
Stock-based compensation expense	—	—	1,552	—	—	1,552
Unrealized gain on cash equivalents	—	—	—	1	—	1
Net loss	—	—	—	—	(17,185)	(17,185)
Balance at March 31, 2022	44,077	$—	$531,509	$(53)	$(278,706)	$252,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(28,484)	$(17,185)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	793	758
Stock-based compensation expense	3,724	1,552
Change in fair value of derivative liability	26	37
Non-cash lease adjustment	495	(97)
Inventory write-down	228	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,370)	(2,529)
Inventory	(10,136)	517
Prepaid expenses and other current assets	1,931	177
Accounts payable	2,225	448
Accrued compensation	(6,039)	(1,889)
Accrued interest expense	28	250
Deferred revenue	1,088	343
Reimbursements for leasehold improvements from operating leases	3,217	—
Other liabilities	346	(613)
Net cash used in operating activities	(35,928)	(18,231)
Cash flows from investing activities:
Purchases of property and equipment	(5,339)	(55)
Net cash used in investing activities	(5,339)	(55)
Cash flows from financing activities:
Proceeds from issuance of common stock from the exercise of stock options	380	1,291
Net cash provided by financing activities	380	1,291
Net decrease in cash, cash equivalents and restricted cash	(40,887)	(16,995)
Cash, cash equivalents and restricted cash
Beginning of the period	225,674	305,097
End of the period	$184,787	$288,102
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$180,972	$284,288
Restricted cash	3,815	3,814
Cash, cash equivalents and restricted cash in balance sheets	$184,787	$288,102
Supplemental cash flow information
Interest paid	$1,121	$1,171
Non-cash investing and financing activities
Transfer of evaluation units from inventory to property and equipment, net	$(62)	$—
Property and equipment included in accounts payable and accrued expenses	$2,269	$351
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
Unaudited Interim Financial Statements
The accompanying balance sheet as of March 31, 2023, the statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2023 and 2022, and the statements of stockholders’ equity as of March 31, 2023 and 2022, are unaudited. The financial data and other information disclosed in these notes to the financial statements related to March 31, 2023, and the three months ended March 31, 2023 and 2022, are also unaudited. The accompanying balance sheet as of December 31, 2022 have been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission.
The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of March 31, 2023, and the results of its operations and cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023, are not necessarily indicative of results to be expected for the year ending December 31, 2023, or for any other interim period or for any future year and should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed consolidated financial statements. Management uses significant judgment when making estimates related to its stock-based compensation expense, right-of-use lease asset, lease liability, loan facility derivative liability, as well as certain accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Recent Accounting Pronouncements
No new accounting pronouncements recently issued are expected to have a material impact on the condensed consolidated financial statements.
3.    Fair Value Measurement
The following is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$2,639	$—	$—	$2,639	$8,870	$—	$—	$8,870
Cash equivalents	178,333	—	—	178,333	212,989	—	—	212,989
Total cash and cash equivalents	$180,972	$—	$—	$180,972	$221,859	$—	$—	$221,859

Loan facility derivative liability	$—	$—	$1,805	$1,805	$—	$—	$1,779	$1,779
Cash equivalents consist primarily of money market deposit funds.
There were no transfers in and out of Level 3 during the three months ended March 31, 2023 and year ended December 31, 2022.
The following table sets forth a summary of the changes in the estimated fair value of the Company’s loan facility derivative liability, classified as Level 3 (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning of the period	$1,779	$1,496
Change in fair value	26	37
End of the period	$1,805	$1,533
4.    Inventory
Inventory consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$15,663	$12,417
Work-in-process	2,846	1,738
Finished goods	20,417	14,388
Total inventory	$38,926	$28,543

5.    Fixed Assets
Fixed assets consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Laboratory, manufacturing and computer equipment, and furniture and fixtures	$6,247	$3,260
Rental equipment	$1,238	1,313
Leasehold improvements	5,243	4,941
Evaluation units	2,475	2,475
Construction in progress	6,446	5,671
Total property and equipment	21,649	17,660
Less: accumulated depreciation and amortization	(9,715)	(9,004)
Total property and equipment, net	$11,934	$8,656
6.    Long-Term Debt
In October 2022, the Company entered into a loan and security agreement (“the Loan Agreement”) with Canadian Imperial Bank of Commerce, or CIBC. The Agreement provides for a senior secured term loan facility in the aggregate principal amount of $52.0 million (the "Term Loan Facility") which was borrowed in full.
Proceeds from the Term Loan Facility were used to repay and terminate the Company's previous loan facility, transaction fees, and related expenses.
The Term Loan Facility is scheduled to mature on the fifth anniversary of the closing date (the “Maturity Date”). The Agreement provides for interest-only payments on the Term Loan Facility for the first thirty-six months following the Maturity Date (the “Initial Interest-Only Period”). The Initial Interest-Only Period will be extended to an additional twelve months if the Company achieves either (i) $200.0 million or greater in revenue in any twelve-month period or (ii) $0 or greater in EBITDA (as defined in the Loan Agreement) in any six-month period. Thereafter, amortization payments on the Term Loan Facility will be payable monthly until the Maturity Date in monthly installments equal to 20% of the then outstanding principal amount of the Term Loan Facility divided by 12 plus any accrued and unpaid interest. The Company has the option to prepay the Term Loan Facility without any prepayment charge or fee.
The loan borrowed under the Term Loan Facility bears interest at an annual rate equal to the secured overnight financing rate (“SOFR”) (calculated based on an adjustment of .10%, .15% and .25%, respectively, for one-month, three-month or six-month term SOFR as of a specified date, subject to a floor of 1.5%) plus an applicable margin of 2.25%.
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
7.    Stock-Based Compensation
Stock Options
The Company had 5.5 million shares available for grant as of March 31, 2023 under the 2021 Equity Incentive Award Plan.

A summary of the Company’s stock option activity and related information are as follows (options in thousands):

	Three Months Ended
	March 31, 2023
	Options	Weighted-Average Exercise Price
Outstanding, beginning of period	5,353	$6.93
Granted	359	37.02
Exercised	(80)	4.73
Forfeited	(6)	5.12
Outstanding, end of period	5,626	8.89
Vested and expected to vest	5,626	8.89
Exercisable	3,585	5.52
As of March 31, 2023 and December 31, 2022, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $84.6 million and $126.3 million, respectively, and the aggregate pre-tax intrinsic value of options outstanding were $115.0 million and $185.3 million, respectively. The aggregate pre-tax intrinsic value of options exercised was $2.3 million and $8.7 million during the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, there was a total of $14.9 million of unrecognized stock-based compensation expense related to stock options.
The fair value of the options granted to employees or directors was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended March 31,
	2023	2022
Expected life (years)	6.0	6.0
Expected volatility	57%	64%
Risk-free interest rate	4.0%	2.4%
Expected dividend rate	—%	—%
Weighted-average fair value	$21.18	$20.87
Restricted Stock Units
A summary of the Company’s restricted stock unit (“RSU”) activity and related information are as follows (restricted stock units in thousands):

	Three Months Ended
	March 31, 2023
	Options	Weighted-Average Fair Value
Outstanding, beginning of period	742	$36.35
Awarded	753	37.75
Forfeited	(23)	31.88
Vested	(101)	33.78
Outstanding, end of period	1,371	37.38
As of March 31, 2023, there was a total of $48.0 million of unrecognized stock-based compensation expense related to RSUs.

Employee Stock Purchase Plan
During the period ended March 31, 2023, there were no stock purchases made under the Employee Stock Purchase Plan (“ESPP”). As of March 31, 2023, there was approximately $0.9 million of unrecognized cost related to the ESPP. This cost is expected to be recognized over a weighted average period of 0.6 years. As of March 31, 2023, a total of 1.2 million shares were available for issuance under the ESPP.
Total stock-based compensation recognized, before taxes, are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of sales	$461	$124
Research and development	887	299
Sales, general and administrative	2,789	1,129
Total stock-based compensation	$4,137	$1,552
Total stock-based compensation cost capitalized in inventory was $0.4 million and $0.1 million as of March 31, 2023 and 2022, respectively.
8.    Net Loss Per Share
Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss	$(28,484)	$(17,185)
Weighted-average common stock outstanding	45,066	43,855
Net loss per share, basic and diluted	$(0.63)	$(0.39)
The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	March 31,
	2023	2022
Common stock options	5,626	6,023
Restricted stock units	1,371	198
Employee stock purchase plan	100	193
Total	7,097	6,414

9.    Revenue
The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended March 31,
	2023	2022
U.S.
System sales and rentals	$8,770	$7,754
Handpieces and other consumables	11,770	4,444
Service	1,235	359
Total U.S. revenue	21,775	12,557
Outside of U.S.
System sales and rentals	1,469	742
Handpieces and other consumables	906	745
Service	254	153
Total outside of U.S. revenue	2,629	1,640
Total revenue	$24,404	$14,197

10.    Segment, Geographical and Customer Concentration
The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. The Company’s assets are primarily based in the United States.
No customers accounted for more than 10% of revenue during the three months ended March 31, 2023 and 2022.
No customer accounted for more than 10% of accounts receivable at March 31, 2023 and December 31, 2022.
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended March 31,
	2023	2022
United States	89%	88%
Outside the United States	11%	12%
11.    Commitments
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2023 and December 31, 2022, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
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
Rent expense recognized under both leases, including additional rent charges for utilities, parking, maintenance, and real estate taxes, was $2.0 million and $0.7 million for the three months ended March 31, 2023 and 2022.
Future minimum annual operating lease and debt repayments are as follows (in thousands):

As of March 31, 2023	Minimum Lease Payments	Debt Repayments	Total
2023	$4,615	$—	$4,615
2024	4,183	—	4,183
2025	4,297	4,333	8,630
2026	4,426	26,000	30,426
2027	4,808	21,667	26,475
Thereafter	27,250	—	27,250
Total minimum payments	49,579	52,000	101,579
Less: amount representing interest/unamortized debt discount	(20,799)	(759)	(21,558)
Present value of future payments	28,780	51,241	80,021
Less: current portion	(2,998)	—	(2,998)
Non-current portion	$25,782	$51,241	$77,023
,
As of March 31, 2023 and December 31, 2022, the Company’s security deposits is in the form of, and recorded as, restricted cash.
12.    Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Employer contributions were $0.5 million and $0 for the three months ended March 31, 2023 and 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please also see the section titled “Cautionary Note Regarding Forward-Looking Statements.”
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. The AquaBeam Robotic System employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We designed our AquaBeam Robotic System to enable consistent and reproducible BPH surgery outcomes. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that are independent of prostate size and shape, and delivers resection independent of surgeon experience. We have developed a significant and growing body of clinical evidence, which includes 150 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of March 31, 2023, we had an install base of 275 AquaBeam Robotic Systems globally, including 192 in the United States.
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
We generated revenue of $24.4 million and incurred a net loss of $28.5 million for the three months ended March 31, 2023, compared to revenue of $14.2 million and a net loss of $17.2 million for the three months ended March 31, 2022. As of March 31, 2023, we had cash and cash equivalents of $181.0 million and an accumulated deficit of $377.2 million.
Factors Affecting Our Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. While these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information. These factors include:
•Grow our install base of AquaBeam Robotic Systems: As of March 31, 2023, we had an install base of 275 AquaBeam Robotic Systems globally, including 192 in the United States. In the United States, we are initially focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We are initially targeting 860 high-volume hospitals that we estimate perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. To penetrate these hospitals, we will continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. As we increase our install base of AquaBeam Robotic systems our revenue will increase as a result of the system sale and resulting utilization.
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
•Reimbursement and coverage decisions by third-party payors. Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover all or part of the cost of procedures using our AquaBeam Robotic System. The revenue we are able to generate from sales of our products depends in large part on the availability of sufficient reimbursement from such payors. Effective in 2021, all local MACs, representing 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states. We believe that these favorable coverage decisions have been a catalyst for hospital adoption of our AquaBeam Robotic System. We believe our strong body of clinical evidence and support from key societies, supplemented by the momentum from Medicare coverage, have led to favorable coverage decisions from most large commercial payors. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and further improve patient access to Aquablation therapy.
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
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended March 31,
	2023	2022
United States	89%	88%
Outside the United States	11%	12%
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
Operating Expenses
Research and Development
Research and development, or R&D, expenses consist primarily of engineering, product development, regulatory affairs, consulting services, materials, depreciation and other costs associated with products and technologies being developed. These expenses include employee and non-employee compensation, including stock-based compensation, supplies, materials, quality assurance expenses, consulting, related travel expenses and facilities expenses. We expect our R&D expenses to increase in absolute dollars for the foreseeable future as we make strategic investments in R&D, continue to develop, enhance and commercialize new products and technologies, though it may fluctuate from quarter to quarter. However, we expect our R&D expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts.
Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling, marketing, clinical affairs, professional education, finance, information technology, and human resource functions. SG&A expenses also include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit fees, legal fees, insurance costs and general corporate expenses including allocated facilities-related expenses. Post-market study expenses include trial design, site reimbursement, data management and travel expenses. We expect our SG&A expenses to increase in absolute dollars for the foreseeable future as we expand our commercial infrastructure in order for us to execute on our long-term growth plan, though it may fluctuate from quarter to quarter. However, over time, we expect our SG&A expenses to decrease as a percentage of revenue.
Interest and Other Income (Expense), Net
Interest Expense
Interest expense consists primarily of interest expense from our long-term debt.
Interest and Other Income (Expense), Net
Interest and other income, net, consists primarily of interest income from our cash and cash equivalents balances, and fair value adjustments from our loan facility derivative liability.

Results of Operations
The following tables show our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue	$24,404	$14,197	$10,207	72%
Cost of sales	11,913	6,505	5,408	83
Gross profit	12,491	7,692	4,799	62
Gross margin	51%	54%

Operating expenses:
Research and development	10,737	5,011	5,726	114
Selling, general and administrative	30,131	18,385	11,746	64
Total operating expenses	40,868	23,396	17,472	75
Loss from operations	(28,377)	(15,704)	(12,673)	(81)
Interest expense	(886)	(1,421)	535	38
Interest and other income (expense), net	779	(60)	839	N/M
Net loss	$(28,484)	$(17,185)	$(11,299)	(66)

N/M - Not meaningful.

Comparison of Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
System sales and rentals	$10,239	$8,496	$1,743	21%
Handpieces and other consumables	12,676	5,189	7,487	144
Service	1,489	512	977	191
Total revenue	$24,404	$14,197	$10,207	72

Revenue increased $10.2 million, or 72%, to $24.4 million during the three months ended March 31, 2023, compared to $14.2 million during the three months ended March 31, 2022. The growth in revenue was primarily attributable to an increase of $9.2 million in revenues derived from the United States. The increase was due to higher sales volumes of system sales, handpieces, and service contracts.
Cost of Sales and Gross Margin
Cost of sales increased $5.4 million, or 83%, to $11.9 million during the three months ended March 31, 2023, compared to $6.5 million during the three months ended March 31, 2022. The increase in cost of sales was primarily attributable to the growth in the number of units sold.

Gross margin decreased to 51% during the three months ended March 31, 2023, compared to 54% for the three months ended March 31, 2022. The decrease in gross margin was primarily attributable to an increase in personnel in operations to meet anticipated future growth.
Research and Development Expenses
R&D expenses increased $5.7 million, or 114%, to $10.7 million during the three months ended March 31, 2023, compared to $5.0 million during the three months ended March 31, 2022. The increase in R&D expenses was primarily due to employee-related expenses of our R&D organization such as salaries and wages and stock-based compensation expense, along with an increase in consultant expenses. These expenses support ongoing product improvements and the development of additional and next generation technologies.
Selling, General and Administrative Expenses
SG&A expenses increased $11.7 million, or 64%, to $30.1 million during the three months ended March 31, 2023, compared to $18.4 million during the three months ended March 31, 2022. The increase in SG&A expenses was primarily due to employee-related expenses of our sales and marketing organization such as salaries and wages and stock-based compensation expense, primarily to expand the commercial organization, and employee-related expenses of our administrative organization such as salaries and wages and stock-based compensation expense, to drive and support our growth in revenue.
Interest Expense
Interest expense decreased 0.5 million, or 38% to $0.9 million during the three months ended March 31, 2023, compared to $1.4 million during the three months ended March 31, 2022. The decrease in interest expense was primarily due to our refinancing of our debt in the fourth quarter of 2022, which resulted in a reduced interest rate.
Interest and Other Income (Expense), Net
Interest and other income (expense), net, increased $0.8 million for the three months ended March 31, 2023. The increase was primarily due to an increase in interest income, which was due to increasing interest rates.
Liquidity and Capital Resources
Overview
As of March 31, 2023, we had cash and cash equivalents of $181.0 million, an accumulated deficit of $377.2 million, and $52.0 million outstanding on our loan facility. We expect our expenses will increase for the foreseeable future, in particular as we continue to make substantial investments in sales and marketing, operations and research and development. Moreover, we expect to incur additional expenses as a result of operating as a public company, including legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations, and other administrative and professional services expenses. Our future funding requirements will depend on many factors, including:
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
Based on our operating plan, we currently believe that our existing cash and cash equivalents and anticipated revenue will be sufficient to meet our capital requirements and fund our operations through at least the next twelve months from the issuance date of the financial statements. We have based this estimate on assumptions that may prove to be wrong, and we may need to utilize additional available capital resources. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional public equity or debt securities or obtain an additional credit facility. We may also consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products. Additionally, we maintain cash balances with financial institutions in excess of insured limits.
Indebtedness
In October 2022, we entered into a loan and security agreement with a new lender, Canadian Imperial Bank of Commerce. The agreement provides for a senior secured term loan facility in the aggregate principal amount of $52.0 million, which was borrowed in full. Proceeds from the term loan facility were used to repay and terminate our previous loan facility, and to pay transaction fees, and related expenses.
The term loan facility is scheduled to mature on October 6, 2027, the fifth anniversary of the closing date (the “Maturity Date”). The loan and security agreement provides for interest-only payments on the term loan facility for the first thirty-six months following the closing date (the “Initial Interest-Only Period”). The Initial Interest-Only Period will be extended to an additional twelve months if we achieve either (i) $200.0 million or greater in revenue in any twelve-month period or (ii) $0 or greater in EBITDA (as defined in the loan and security agreement) in any six-month period. Thereafter, amortization payments on the loan facility will be payable monthly until the Maturity Date in monthly installments equal to 20% of the then outstanding principal amount of the loan facility divided by 12 plus any accrued and unpaid interest. We have the option to prepay the loan facility without any prepayment charge or fee.
The loan borrowed under the loan facility bears interest at an annual rate equal to the secured overnight financing rate (“SOFR”) (calculated based on an adjustment of 0.10%, 0.15% and 0.25%, respectively, for one-month, three-month or six-month term SOFR as of a specified date, subject to a floor of 1.5%) plus an applicable margin of 2.25%.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(35,928)	$(18,231)
Investing activities	(5,339)	(55)
Financing activities	380	1,291
Net decrease in cash, cash equivalents and restricted cash	$(40,887)	$(16,995)
Net Cash Used in Operating Activities
During the three months ended March 31, 2023, net cash used in operating activities was $35.9 million, consisting primarily of a net loss of $28.5 million and an increase in net operating assets of $12.7 million, partially offset by non-cash charges of $5.3 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization resulted in an increase in accounts receivable, inventory, and accounts payable, partially offset by a decrease in accrued compensation, due to timing of payments, and reimbursements for leasehold improvements made related to our new San Jose, California corporate headquarters. Non-cash charges consisted primarily of stock-based compensation, non-cash lease expense, and depreciation.
During the three months ended March 31, 2022, net cash used in operating activities was $18.2 million, consisting primarily of a net loss of $17.2 million and an increase in net operating assets of $3.3 million, partially offset by non-cash charges of $2.3 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization resulted in an increase in accounts receivable and accounts payable, partially offset by a decrease in accrued compensation due to timing of payments. Non-cash charges consisted primarily of depreciation and stock-based compensation.
Net Cash Used in by Investing Activities
During the three months ended March 31, 2023, net cash used in investing activities was $5.3 million, consisting of purchases of property and equipment. During the three months ended March 31, 2022, net cash used in investing activities was less than $0.1 million, consisting of purchases of property and equipment.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2023, net cash provided by financing activities was $0.4 million, consisting of proceeds from exercises of stock options. During the three months ended March 31, 2022, net cash provided by financing activities was $1.3 million, consisting of proceeds from exercises of stock options.
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
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in our Annual Report on Form 10-K dated February 28, 2023, or Annual Report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. There have been no material changes to our significant accounting policies during the three months ended March 31, 2023.
Recent Accounting Pronouncements
The information included in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Cash and cash equivalents of $181.0 million as of March 31, 2023, consisted of securities carried at quoted market prices with an original maturity of three months or less and therefore there is minimal risk associated with fluctuating interest rates. We do not currently use or plan to use financial derivatives in our investment portfolio.
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
Credit Risk
We maintain our cash and cash equivalents with multiple financial institutions in the United States, and our current deposits are in excess of insured limits. Risks associated with cash, cash equivalents and restricted cash are mitigated by banking with creditworthy institutions.
Our accounts receivable primarily relate to revenue from the sale or rental of our products. No customer accounted for greater than 10% of accounts receivable at March 31, 2023 and December 31, 2022. We believe that credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms and diversity of our customer base.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceeding
We are not subject to any material legal proceedings.
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 28, 2023. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the three months ended March 31, 2023, there were no material changes to our previously disclosed risk factors. Besides risk factors disclosed in the Annual Report and this Quarterly Report, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 21, 2021)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on September 21, 2021)

10.18*	Offer Letter, by and between the Registrant and Alaleh Nouri, dated as of May 15, 2018

10.19*	Amended and Restated Change of Control Agreement, by and between the Registrant Alaleh Nouri, dated September 17, 2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________
*Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 4, 2023

PROCEPT BIOROBOTICS CORPORATION
(Registrant)

/s/ Reza Zadno
Reza Zadno, Ph.D.
President and Chief Executive Officer
(principal executive officer)

/s/ Kevin Waters
Kevin Waters
EVP, Chief Financial Officer
(principal financial and accounting officer)