Form 10-Q
period 2023-06-30
PROCEPT BioRobotics Corp
filed 2023-07-28
CIK 1588978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The registrant had outstanding 45,278,945 shares of common stock as of July 24, 2023.

PROCEPT BioRobotics Corporation
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended June 30, 2023
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

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$149,691	$221,859
Restricted cash, current	777	777
Accounts receivable, net	33,173	15,272
Inventory	42,636	28,543
Prepaid expenses and other current assets	3,739	6,175
Total current assets	230,016	272,626
Restricted cash	3,038	3,038
Property and equipment, net	16,357	8,656
Operating lease right-of-use assets, net	21,563	23,481
Intangible assets, net	1,341	1,477
Other assets	131	51
Total assets	$272,446	$309,329
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,036	$9,391
Accrued compensation	9,949	13,447
Deferred revenue, current	4,717	2,855
Operating lease, current	2,354	2,129
Other current liabilities	8,889	7,468
Total current liabilities	35,945	35,290
Long-term debt	51,275	51,213
Operating lease, non-current	27,135	23,975
Loan facility derivative liability	1,832	1,779
Deferred revenue, non-current	357	—
Total liabilities	116,544	112,257
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value;
Authorized shares: 10,000 at June 30, 2023 and December 31, 2022
Issued and outstanding shares: none at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value;
Authorized shares: 300,000 at June 30, 2023 and December 31, 2022
Issued and outstanding shares: 45,271 and 44,828 at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	558,352	545,753
Accumulated other comprehensive loss	(6)	(6)
Accumulated deficit	(402,444)	(348,675)
Total stockholders’ equity	155,902	197,072
Total liabilities and stockholders’ equity	$272,446	$309,329
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$33,104	$16,691	$57,508	$30,888
Cost of sales	14,675	8,205	26,588	14,710
Gross profit	18,429	8,486	30,920	16,178
Operating expenses:
Research and development	11,613	6,706	22,350	11,717
Selling, general and administrative	32,441	19,655	62,574	38,040
Total operating expenses	44,054	26,361	84,924	49,757
Loss from operations	(25,625)	(17,875)	(54,004)	(33,579)
Interest expense	(965)	(1,441)	(1,851)	(2,862)
Interest and other income, net	1,305	132	2,084	72
Net loss	$(25,285)	$(19,184)	$(53,771)	$(36,369)
Net loss per share, basic and diluted	$(0.56)	$(0.43)	$(1.19)	$(0.82)
Weighted-average common shares used to
compute net loss per share attributable to
common shareholders, basic and diluted	45,160	44,324	45,023	44,091
Other comprehensive loss:
Unrealized gain (loss) on cash equivalents	(21)	85	—	87
Comprehensive loss	$(25,306)	$(19,099)	$(53,771)	$(36,282)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	44,828	$—	$545,753	$(6)	$(348,675)	$197,072
Issuance of common stock under stock plans	181	—	380	—	—	380
Stock-based compensation expense	—	—	4,137	—	—	4,137
Unrealized gain (loss) on cash equivalents	—	—	—	21	—	21
Net loss	—	—	—	—	(28,484)	(28,484)
Balance at March 31, 2023	45,009	—	550,270	15	(377,159)	173,126
Issuance of common stock under stock plans	262	—	2,430	—	—	2,430
Stock-based compensation expense	—	—	5,652	—	—	5,652
Unrealized gain (loss) on cash equivalents	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(25,285)	(25,285)
Balance at June 30, 2023	45,271	$—	$558,352	$(6)	$(402,444)	$155,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	43,676	$—	$528,666	$(54)	$(261,521)	$267,091
Issuance of common stock under stock plans	401	—	1,291	—	—	1,291
Stock-based compensation expense	—	—	1,552	—	—	1,552
Unrealized gain on cash equivalents	—	—	—	1	—	1
Net loss	—	—	—	—	(17,185)	(17,185)
Balance at March 31, 2022	44,077	—	531,509	(53)	(278,706)	252,750
Issuance of common stock under stock plans	461	—	2,861	—	—	2,861
Stock-based compensation expense	—	—	2,676	—	—	2,676
Unrealized gain on cash equivalents	—	—	—	85	—	85
Net loss	—	—	—	—	(19,184)	(19,184)
Balance at June 30, 2022	44,538	$—	$537,046	$32	$(297,890)	$239,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(53,771)	$(36,369)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,435	1,475
Stock-based compensation expense	8,827	4,228
Change in fair value in derivative liability	53	74
Non-cash lease adjustment	315	(193)
Inventory write-down	414	—
Changes in operating assets and liabilities:
Accounts receivable, net	(17,901)	(6,430)
Inventory	(13,422)	(684)
Prepaid expenses and other current assets	2,435	471
Other assets	(81)	(302)
Accounts payable	2,234	947
Accrued compensation	(3,497)	431
Accrued interest expense	61	503
Deferred revenue	2,219	838
Reimbursements for leasehold improvements from operating leases	4,989	—
Other liabilities	1,423	(346)
Net cash used in operating activities	(64,267)	(35,357)
Cash flows from investing activities:
Purchases of property and equipment	(10,711)	(273)
Net cash used in investing activities	(10,711)	(273)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	1,717	1,289
Proceeds from issuance of common stock from the exercise of stock options	1,093	2,864
Net cash provided by financing activities	2,810	4,153
Net decrease in cash, cash equivalents and restricted cash	(72,168)	(31,477)
Cash, cash equivalents and restricted cash	—
Beginning of the period	225,674	305,097
End of the period	$153,506	$273,620
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$149,691	$269,806
Restricted cash	3,815	3,814
Cash, cash equivalents and restricted cash in balance sheets	$153,506	$273,620
Supplemental cash flow information
Interest paid	$2,064	$2,369
Non-cash investing and financing activities
Transfer of evaluation units from inventory to property and equipment, net	$(123)	$53
Property and equipment included in accounts payable and other current liabilities	$1,956	$566
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    Organization
Description of Business
PROCEPT BioRobotics Corporation (the “Company”) is a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. It develops, manufactures and sells the AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. The AquaBeam Robotic System employs a single-use disposable handpiece to deliver the Company’s proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. The Company received U.S. Food and Drug Administration clearance in December 2017 to market its AquaBeam Robotic System pursuant to a de novo classification.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and pursuant to the rules and regulations of the United States Securities and Exchange Commission, or SEC. These condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Unaudited Interim Financial Statements
The accompanying balance sheet as of June 30, 2023, the statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022, and the statements of stockholders’ equity as of June 30, 2023 and 2022, are unaudited. The financial data and other information disclosed in these notes to the financial statements related to June 30, 2023, and the three and six months ended June 30, 2023 and 2022, are also unaudited. The accompanying balance sheet as of December 31, 2022 have been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission.
The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of June 30, 2023, and the results of its operations and cash flows for the three and six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023, are not necessarily indicative of results to be expected for the year ending December 31, 2023, or for any other interim period or for any future year and should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report.
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

Recently Issued Accounting Pronouncements
No new accounting pronouncements recently issued are expected to have a material impact on the condensed consolidated financial statements.

3.    Fair Value Measurements
The following is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$3,935	$—	$—	$3,935
Cash equivalents	145,756	—	—	$145,756
Total cash and cash equivalents	$149,691	$—	$—	$149,691

Loan facility derivative liability	$—	$—	$1,832	$1,832

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$8,870	$—	$—	$8,870
Cash equivalents	212,989	—	—	212,989
Total cash and cash equivalents	$221,859	$—	$—	$221,859

Loan facility derivative liability	$—	$—	$1,779	$1,779
Cash equivalents consist primarily of money market deposit funds.
There were no transfers in and out of Level 3 during the three and six months ended June 30, 2023 and year ended December 31, 2022.
The following table sets forth a summary of the changes in the estimated fair value of the Company’s loan facility derivative liability, classified as Level 3 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning of the period	$1,805	$1,533	$1,779	$1,496
Change in fair value	27	37	53	74
End of the period	$1,832	$1,570	$1,832	$1,570

4.    Inventory
Inventory consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$16,826	$12,417
Work-in-process	2,072	1,738
Finished goods	23,738	14,388
Total inventory	$42,636	$28,543

5.    Fixed Assets
Fixed assets consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Laboratory, manufacturing and computer equipment, and furniture and fixtures	$7,992	$3,260
Rental equipment	1,202	1,313
Leasehold improvements	5,243	4,941
Evaluation units	2,475	2,475
Construction in progress	9,664	5,671
Total property and equipment	26,576	17,660
Less: accumulated depreciation and amortization	(10,219)	(9,004)
Total property and equipment, net	$16,357	$8,656

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
The loan borrowed under the Term Loan Facility bears interest at an annual rate equal to the secured overnight financing rate or SOFR (calculated based on an adjustment of .10%, .15% and .25%, respectively, for one-month, three-month or six-month term SOFR as of a specified date, subject to a floor of 1.5%) plus an applicable margin of 2.25%.

The obligations under the Loan Agreement are secured by substantially all of the Company's assets, including its intellectual property and by a pledge all of the Company's equity interests in its U.S. subsidiaries and 65% of the Company's equity interests in its non-U.S. subsidiaries that are directly owned by the Company. The Company is obligated to maintain in deposit accounts held at the lender the lesser of (i) $90.0 million or (ii) deposits that are demand deposits or money market accounts.
7.    Stock-Based Compensation
Stock Options
The Company had 5.4 million shares available for grant as of June 30, 2023 under the 2021 Equity Incentive Award Plan.
A summary of the Company’s stock option activity and related information are as follows (shares in thousands):

	Six Months Ended
	June 30, 2023
	Number of Shares	Weighted-Average Exercise Price
Outstanding, beginning of period	5,353	$6.93
Granted	398	36.83
Exercised	(236)	4.62
Forfeited	(10)	13.75
Outstanding, end of period	5,505	9.18
Vested and expected to vest	5,505	9.18
Exercisable	3,764	6.23
As of June 30, 2023 and December 31, 2022, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $112.2 million and $126.3 million, respectively, and the aggregate pre-tax intrinsic value of options outstanding were $144.9 million and $185.3 million, respectively. The aggregate pre-tax intrinsic value of options exercised was $6.4 million and $21.7 million during the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, there was a total of $14.0 million of unrecognized stock-based compensation expense related to stock options.
The fair value of the options granted to employees or directors was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected life (years)	5.5	5.8	5.9	5.9
Expected volatility	58%	56%	57%	55%
Risk-free interest rate	3.9%	2.9%	4.0%	2.5%
Expected dividend rate	—%	—%	—%	—%
Weighted-average fair value	$19.48	$20.07	$21.02	$19.15
Restricted Stock Units
A summary of the Company’s restricted stock unit or RSU activity and related information are as follows (shares in thousands):

	Six Months Ended
	June 30, 2023
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	742	$36.35
Awarded	910	36.81
Forfeited	(140)	34.73
Vested	(51)	34.97
Outstanding, end of period	1,461	36.84
As of June 30, 2023, there was a total of $48.4 million of unrecognized stock-based compensation expense related to RSUs.
Employee Stock Purchase Plan
As of June 30, 2023, there was approximately $1.8 million of unrecognized cost related to the Company’s Employee Stock Purchase Plan, or ESPP. This cost is expected to be recognized over a weighted average period of 0.6 years. As of June 30, 2023, a total of 1.1 million shares were available for issuance under the ESPP.
The fair value of the awards granted under the ESPP for the six months ended June 30, 2023 to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

Six Months Ended June 30,
2023
Expected life (years)	0.8
Expected volatility	55%
Risk-free interest rate	5.0%
Expected dividend rate	—%
Weighted-average fair value	$11.28
Total stock-based compensation recognized, before taxes, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$609	252	$1,070	375
Research and development	1,245	553	2,132	853
Sales, general and administrative	3,798	1,871	6,587	3,000
Stock-based compensation capitalized in inventory	(548)	—	(962)	—
Total stock-based compensation	$5,104	$2,676	$8,827	$4,228

8.    Net Loss Per Share
Net loss per share was determined as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(25,285)	$(19,184)	$(53,771)	$(36,369)
Weighted-average common stock outstanding	45,160	44,324	45,023	44,091
Net loss per share, basic and diluted	$(0.56)	$(0.43)	$(1.19)	$(0.82)
The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	As of June 30,
	2023	2022
Common stock options	5,505	5,666
Restricted stock units	1,461	559
Employee stock purchase plan	177	61
Total	7,143	6,286

9.    Revenue
The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S.
System sales and rentals	$14,828	$8,516	$23,598	$16,270
Handpieces and other consumables	13,601	5,723	25,371	10,167
Service	1,499	567	2,734	929
Total U.S. revenue	29,928	14,806	51,703	27,366
Outside of U.S.
System sales and rentals	1,599	869	3,068	1,610
Handpieces and other consumables	1,269	832	2,175	1,578
Service	308	184	562	334
Total outside of U.S. revenue	3,176	1,885	5,805	3,522
Total revenue	$33,104	$16,691	$57,508	$30,888

10.    Segment, Geographical, and Customer Concentration
The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. The Company’s long-lived assets are primarily based in the United States.
No customers accounted for more than 10% of revenue during the three and six months ended June 30, 2023 and 2022.
No customers accounted for more than 10% of accounts receivable at June 30, 2023 and December 31, 2022.
The Company’s revenue by geographical location is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S.	90%	89%	90%	89%
Outside the U.S.	10%	11%	10%	11%

11.    Commitments and Contingencies
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any material claims or been required to defend any action related to its indemnification obligations. As of June 30, 2023 and December 31, 2022, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
Facility Lease
In July 2013, the Company entered into a lease agreement for its current facility located in Redwood City, California. In 2018, the Company expanded the lease space and extended the lease agreement through October 2023. In January 2023, the Company entered into an amendment to this lease that provided that the lease of 19,807 square feet of office space would terminate on October 29, 2023, and lease of the remaining 23,638 square feet is extended to terminate no later than January 31, 2024 unless the Company provides notice it will not utilize such extension.
In December 2021, the Company entered into a lease for two existing buildings, comprising approximately 158,221 square feet of space, located in San Jose, California. The lease commenced in July 2022, and will continue for 122 months following thereafter, with two five years options to extend the term of the lease.
Rent expense recognized under the lease, including additional rent charges for utilities, parking, maintenance, and real estate taxes, was $1.9 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and $4.0 million and $1.4 million for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023	Minimum Lease Payments	Debt Repayments	Total
2023	$2,945	$—	$2,945
2024	4,183	—	4,183
2025	4,297	4,333	8,630
2026	4,426	26,000	30,426
2027	4,808	21,667	26,475
Thereafter	27,250	—	27,250
Total minimum payments	47,909	52,000	99,909
Less: amount representing interest/unamortized debt discount	(18,420)	(725)	(19,145)
Present value of future payments	29,489	51,275	80,764
Less: current portion	(2,354)	—	(2,354)
Non-current portion	$27,135	$51,275	$78,410
As of June 30, 2023 and December 31, 2022, the Company’s security deposit is in the form of, and recorded as, restricted cash.
12.    Defined Contribution Plan
The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Employer contributions were $0.4 million and $0 for the three months ended three months ended June 30, 2023 and 2022, and $0.9 million and $0 for the six months ended June 30, 2023 and 2022.

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
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. By 2060, it is expected that the number of men over 65 years old in the United States will double and include a corresponding increase in the number of men with enlarged prostates. The AquaBeam Robotic System employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that are independent of prostate size and shape. We have developed a significant and growing body of clinical evidence, which includes approximately 150 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of June 30, 2023, we had an install base of 322 AquaBeam Robotic Systems globally, including 233 in the United States.
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
In the United States, we sell our products to hospitals. We are initially targeting 860 high-volume hospitals that perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. Additionally, there are approximately 1,840 U.S. hospitals that perform the remaining 30% of resective BPH procedures we are also targeting. These hospitals in turn bill various third-party payors, such as commercial payors and government agencies, for treatment payment of each patient. Effective in 2021, all local Medicare Administrative Contractors, or MACs, which represent 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states. We also have favorable coverage decisions from most large commercial payors. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and improve payment which we believe will expand patient access to Aquablation therapy.
We manufacture the AquaBeam Robotic System, the handpiece, integrated scope and other accessories primarily at our facility in Redwood City, California. This includes supporting the supply chain distribution and logistics of the various components. Components, sub-assemblies and services required to manufacture our products are purchased from numerous global suppliers. Each AquaBeam Robotic System is shipped to our customers with a third-party manufactured ultrasound system and probe. We utilize a well-known third-party logistics provider located in the United States and the Netherlands to ship our products to our key markets globally.
We generated revenue of $57.5 million and incurred a net loss of $53.8 million for the six months ended June 30, 2023, compared to revenue of $30.9 million and a net loss of $36.4 million for the six months ended June 30, 2022. As of June 30, 2023, we had cash and cash equivalents of $149.7 million and an accumulated deficit of $402.4 million.
Factors Affecting Our Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. While these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information. These factors include:
•Grow our install base of AquaBeam Robotic Systems: As of June 30, 2023, we had an install base of 322 AquaBeam Robotic Systems globally, including 233 in the United States.In the United States, we are initially focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We are initially targeting 860 high-volume hospitals that we estimate perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. To penetrate these hospitals, we will continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. As we increase our install base of AquaBeam Robotic systems our revenue will increase as a result of the system sale and resulting utilization.
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
•Reimbursement and coverage decisions by third-party payors. Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover all or part of the cost of procedures using our AquaBeam Robotic System. The revenue we are able to generate from sales of our products depends in large part on the availability of sufficient reimbursement from such payors. Effective in 2021, all local MACs, representing 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states. We believe that these favorable coverage decisions have been a catalyst for hospital adoption of our AquaBeam Robotic System. We believe our strong body of clinical evidence and support from key societies, supplemented by the momentum from Medicare coverage, have led to favorable coverage decisions from most large commercial payors. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and further improve patient access to Aquablation therapy. In July 2023, the Centers for Medicare & Medicaid Services published its 2024 proposed rule for the Hospital Outpatient Prospective Payment System. The Level 6 APC code for Aquablation has a proposed payment that would provide the hospital $8,847 for each Aquablation procedure, which is an approximate 3% increase over the 2023 rates. The final rule is expected to be published in November 2023.
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
•Investment in research and development to drive continuous improvements and innovation. We are currently developing additional and next generation technologies to support and improve Aquablation therapy to further satisfy the evolving needs of surgeons and their patients, as well as to further enhance the usability and scalability of the AquaBeam Robotic System. We also plan to leverage our treatment data and software development capabilities to integrate artificial intelligence and machine learning to enable computer-assisted anatomy recognition and improved treatment planning and personalization. Our future growth is dependent on these continuous improvements which require significant resources and investment.
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
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S.	90%	89%	90%	89%
Outside the U.S.	10%	11%	10%	11%
We expect that both our U.S. and international revenue will increase in the near term as we continue to expand the install base of AquaBeam Robotic Systems and increase the units sold of our single-use disposable handpieces. We expect our increase in revenues in absolute dollars to be larger in the United States.
Cost of Sales and Gross Margin
Cost of sales consists primarily of manufacturing overhead costs, material costs, warranty and service costs, direct labor, scrap and other direct costs such as shipping costs. A significant portion of our cost of sales currently consists of manufacturing overhead costs. These overhead costs include compensation for personnel, including stock-based compensation, facilities, equipment and operations supervision, quality assurance and material procurement. We expect our cost of sales to increase in absolute dollars for the foreseeable future primarily as, and to the extent, our revenue grows, or we make additional investments in our manufacturing capabilities, though it may fluctuate from period to period.
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
Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling, marketing, clinical affairs, professional education, finance, information technology, and human resource functions. SG&A expenses also include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit fees, legal fees, insurance costs and general corporate expenses including allocated facilities-related expenses. Clinical study expenses include trial design, site reimbursement, data management and travel expenses. We expect our SG&A expenses to increase in absolute dollars for the foreseeable future as we expand our commercial infrastructure in order for us to execute on our long-term growth plan, though it may fluctuate from quarter to quarter. However, over time, we expect our SG&A expenses to decrease as a percentage of revenue.
Interest and Other Income, Net
Interest Expense
Interest expense consists primarily of interest expense from our long-term debt.
Interest and Other Income, Net
Interest and other income, net, consists primarily of interest income from our cash and cash equivalents balances, and fair value adjustments from our loan facility derivative liability.

Results of Operations
The following tables show our results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue	$33,104	$16,691	$16,413	98%
Cost of sales	14,675	8,205	6,470	79
Gross profit	18,429	8,486	9,943	117
Gross margin	56%	51%

Operating expenses:
Research and development	11,613	6,706	4,907	73
Selling, general and administrative	32,441	19,655	12,786	65
Total operating expenses	44,054	26,361	17,693	67
Loss from operations	(25,625)	(17,875)	(7,750)	(43)
Interest expense	(965)	(1,441)	476	33
Interest and other income, net	1,305	132	1,173	889
Net loss	$(25,285)	$(19,184)	$(6,101)	(32)

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue	$57,508	$30,888	$26,620	86%
Cost of sales	26,588	14,710	11,878	81
Gross profit	30,920	16,178	14,742	91
Gross margin	54%	52%

Operating expenses:
Research and development	22,350	11,717	10,633	91
Selling, general and administrative	62,574	38,040	24,534	64
Total operating expenses	84,924	49,757	35,167	71
Loss from operations	(54,004)	(33,579)	(20,425)	(61)
Interest expense	(1,851)	(2,862)	1,011	35
Interest and other income, net	2,084	72	2,012	2794
Net loss	$(53,771)	$(36,369)	$(17,402)	(48)

Comparison of Three and Six Months Ended June 30, 2023 and 2022

Revenue

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
System sales and rentals	$16,427	$9,385	$7,042	75%
Handpieces and other consumables	14,870	6,555	8,315	127
Service	1,807	751	1,056	141
Total revenue	$33,104	$16,691	$16,413	98

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
System sales and rentals	$26,666	$17,880	$8,786	49%
Handpieces and other consumables	27,546	11,745	15,801	135
Service	3,296	1,263	2,033	161
Total revenue	$57,508	$30,888	$26,620	86
Revenue increased $16.4 million, or 98%, to $33.1 million during the three months ended June 30, 2023, compared to $16.7 million during the three months ended June 30, 2022, and increased $26.6 million or 86%, to $57.5 million during the six months ended June 30, 2023, compared to $30.9 million during the six months ended June 30, 2022. The growth in revenue was primarily attributable to an increase of $15.1 million and $24.3 million in revenues derived from the United States for the three and six months ended June 30, 2023, respectively. The increase was due to higher sales volumes of system sales, handpieces, and service contracts.
Cost of Sales and Gross Margin
Cost of sales increased $6.5 million, or 79%, to $14.7 million during the three months ended June 30, 2023, compared to $8.2 million during the three months ended June 30, 2022, and increased $11.9 million or 81%, to $26.6 million during the six months ended June 30, 2023, compared to $14.7 million during the six months ended June 30, 2022. The increase in cost of sales was primarily attributable to the growth in the number of units sold.
Gross margin increased to 56% during the three months ended June 30, 2023, compared to 51% for the three months ended June 30, 2022, and increased to 54% during the six months ended June 30, 2023 compared to 52% during the six months ended June 30, 2022. The increase in gross margin was primarily attributable to the growth in unit sales, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units.
Research and Development Expenses
R&D expenses increased $4.9 million, or 73%, to $11.6 million during the three months ended June 30, 2023, compared to $6.7 million during the three months ended June 30, 2022, and increased $10.6 million, or 91%, to $22.4 million during the six months ended June 30, 2023, compared to $11.7 million during the six months ended June 30, 2022. The increase in R&D expenses was primarily due to employee-related expenses of our R&D organization. These expenses support ongoing product improvements and the development of additional and next generation technologies.
Selling, General and Administrative Expenses
SG&A expenses increased $12.8 million, or 65%, to $32.4 million during the three months ended June 30, 2023, compared to $19.7 million during the three months ended June 30, 2022, and increased $24.5 million or 64%, to $62.6 million during the six months ended June 30, 2023, compared to $38.0 million. The increase in SG&A expenses was primarily due to employee-related expenses of our sales and marketing organization and administrative organizations as we expanded our infrastructure to drive and support our growth in revenue.
Interest Expense
Interest expense decreased $0.5 million and $1.0 million during the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, due to entering into a new loan agreement with a lower interest rate compared to our previous loan agreement.
Interest and Other Income, Net
Interest and other income, net, increased $1.2 million and $2.0 million during the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, due to interest income earned on cash and cash equivalents.
Liquidity and Capital Resources
Overview
As of June 30, 2023, we had cash and cash equivalents of $149.7 million, an accumulated deficit of $402.4 million, and $52 million principal outstanding on our loan facility. We expect our expenses will increase for the foreseeable future, in particular as we continue to make substantial investments in sales and marketing, operations and research and development. Moreover, we expect to incur additional expenses as a result of operating as a public company, including legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations, and other administrative and professional services expenses. Our future funding requirements will depend on many factors, including:
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
•the costs associated with any regulatory or government action or other litigation;
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
Based on our operating plan, we currently believe that our existing cash and cash equivalents and anticipated revenue will be sufficient to meet our capital requirements and fund our operations through at least the next twelve months from the issuance date of the financial statements. We have based this estimate on assumptions that may prove to be wrong, and we may need to utilize additional available capital resources. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. We may also consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products. Additionally, we maintain cash balances with financial institutions in excess of insured limits.
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
The obligations under the loan and security agreement are secured by substantially all of our assets, including its intellectual property and by a pledge all of our equity interests in its U.S. subsidiaries and 65% of our equity interests in its non-U.S. subsidiaries that are directly owned by us. We are obligated to maintain in deposit accounts held at the lender equal to at least the lesser of (i) $90.0 million or (ii) deposits that are demand deposits or money market accounts.
The loan and security agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Under the loan and security agreement, if we maintain less than $100.0 million in available cash, then we are required to meet either one of two financial covenants: a minimum unrestricted cash covenant or a minimum revenue and growth covenant. The minimum unrestricted cash covenant requires that we to maintain cash reserve not less than the greater of (i) $20.0 million, (ii) the absolute value of EBITDA losses (if any) for the most recent consecutive four-month period then ended or (iii) the aggregate outstanding principal amount of $52.0 million. The minimum revenue and growth covenant requires our revenue, for the consecutive twelve-month period as of each measurement date, of not less than $50.0 million and of at least 115% as of the last day of the consecutive twelve-month period of the immediately preceding year. If we maintain at least $100.0 million in available cash, then we are not required to meet such financial covenants.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(64,267)	$(35,357)
Investing activities	(10,711)	(273)
Financing activities	2,810	4,153
Net decrease in cash, cash equivalents and restricted cash	$(72,168)	$(31,477)
Net Cash Used in Operating Activities
During the six months ended June 30, 2023, net cash used in operating activities was $64.3 million, consisting primarily of a net loss of $53.8 million and an increase in net operating assets of $21.5 million, partially offset by non-cash charges of $11.0 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization resulted in an increase in accounts receivable and inventory, partially offset by an increase in accounts payable. Non-cash charges consisted primarily of depreciation and stock-based compensation.
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
Net Cash Used in by Investing Activities
During the six months ended June 30, 2023, net cash used in investing activities was $10.7 million, consisting of purchases of property and equipment. During the six months ended June 30, 2022, net cash used in investing activities was $0.3 million, consisting of purchases of property and equipment.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2023, net cash provided by financing activities was $2.8 million, consisting of proceeds from exercises of stock options and proceeds from the issuance of common stock under our employee stock purchase plan. During the six months ended June 30, 2022, net cash provided by financing activities was $4.2 million, consisting of proceeds from exercises of stock options and proceeds from the issuance of common stock under our employee stock purchase plan.
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
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in our Annual Report on Form 10-K dated February 28, 2023, or Annual Report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. with the exception of the accounting policy change described in Part I, Item I, Note 2, there have been no material changes to our significant accounting policies during the three months ended June 30, 2023.
Recent Accounting Pronouncements
The information included in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Cash and cash equivalents of $149.7 million as of June 30, 2023, consisted of securities carried at quoted market prices with an original maturity of three months or less and therefore there is minimal risk associated with fluctuating interest rates. We do not currently use or plan to use financial derivatives in our investment portfolio.
In addition, as described above under the subsection titled “Indebtedness,” amounts outstanding under our loan facility bears interest at an annual rate equal to the secured overnight financing rate or SOFR (calculated based on an adjustment of .10%, .15% and .25%, respectively, for one-month, three-month or six-month term SOFR as of a specified date, subject to a floor of 1.5%) plus an applicable margin of 2.25%. As a result, we are exposed to risks from changes in interest rates. We do not believe that a hypothetical 100 basis point increase or decrease in interest rates or 30-day SOFR would have had a material impact on our financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Credit Risk
We maintain our cash and cash equivalents with financial institutions in the United States, and our current deposits are in excess of insured limits. We have reviewed the financial statements of these institutions and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.
Our accounts receivable primarily relate to revenue from the sale or rental of our products. No customers accounted for more than 10% of accounts receivable at June 30, 2023 and December 31, 2022. We believe that credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms and diversity of our customer base.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceeding
We are not subject to any material legal proceedings.
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 28, 2023. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the three months ended June 30, 2023, there were no material changes to our previously disclosed risk factors. Besides risk factors disclosed in the Annual Report and this Quarterly Report, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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
Dated: July 28, 2023

PROCEPT BIOROBOTICS CORPORATION

/s/ Reza Zadno
Reza Zadno, Ph.D.
President and Chief Executive Officer
(principal executive officer)

/s/ Kevin Waters
Kevin Waters
EVP, Chief Financial Officer
(principal financial and accounting officer)