Form 10-Q
period 2023-09-30
PROCEPT BioRobotics Corp
filed 2023-11-02
CIK 1588978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 001-40797
PROCEPT BioRobotics Corporation
(Exact name of registrant as specified in its charter)

Delaware			26-0199180
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

150 Baytech Drive	San Jose	CA	95134
(Address of Principal Executive Offices)			(Zip Code)
(650) 232-7200
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value per share	PRCT	Nasdaq Global Market

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

The registrant had outstanding 50,498,621 shares of common stock as of October 27, 2023.

PROCEPT BioRobotics Corporation
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended September 30, 2023
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

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$287,087	$221,859
Restricted cash, current	777	777
Accounts receivable, net	34,622	15,272
Inventory	42,201	28,543
Prepaid expenses and other current assets	3,981	6,175
Total current assets	368,668	272,626
Restricted cash	3,038	3,038
Property and equipment, net	27,032	8,656
Operating lease right-of-use assets, net	20,699	23,481
Intangible assets, net	1,273	1,477
Other assets	415	51
Total assets	$421,125	$309,329
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,597	$9,391
Accrued compensation	13,265	13,447
Deferred revenue, current	5,007	2,855
Operating lease, current	1,702	2,129
Other current liabilities	7,785	7,468
Total current liabilities	41,356	35,290
Long-term debt	51,307	51,213
Operating lease, non-current	26,730	23,975
Loan facility derivative liability	1,859	1,779
Deferred revenue, non-current	517	—
Total liabilities	121,769	112,257
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value;
Authorized shares: 10,000 at September 30, 2023 and December 31, 2022
Issued and outstanding shares: none at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value;
Authorized shares: 300,000 at September 30, 2023 and December 31, 2022
Issued and outstanding shares: 50,473 and 44,828 at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	726,428	545,753
Accumulated other comprehensive loss	(6)	(6)
Accumulated deficit	(427,066)	(348,675)
Total stockholders’ equity	299,356	197,072
Total liabilities and stockholders’ equity	$421,125	$309,329
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$35,102	$20,349	$92,610	$51,237
Cost of sales	16,228	10,118	42,816	24,828
Gross profit	18,874	10,231	49,794	26,409
Operating expenses:
Research and development	11,600	7,582	33,950	19,299
Selling, general and administrative	32,883	24,754	95,457	62,794
Total operating expenses	44,483	32,336	129,407	82,093
Loss from operations	(25,609)	(22,105)	(79,613)	(55,684)
Interest expense	(1,019)	(1,455)	(2,870)	(4,317)
Interest and other income, net	2,006	947	4,090	1,019
Net loss	$(24,622)	$(22,613)	$(78,393)	$(58,982)
Net loss per share, basic and diluted	$(0.51)	$(0.51)	$(1.70)	$(1.33)
Weighted-average common shares used to
compute net loss per share attributable to
common shareholders, basic and diluted	48,310	44,640	46,131	44,276
Other comprehensive loss:
Unrealized gain on cash equivalents	—	185	—	271
Comprehensive loss	$(24,622)	$(22,428)	$(78,393)	$(58,711)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	44,828	$—	$545,753	$(6)	$(348,675)	$197,072
Issuance of common stock under stock plans	181	—	380	—	—	380
Stock-based compensation expense	—	—	4,137	—	—	4,137
Unrealized gain (loss) on cash equivalents	—	—	—	21	—	21
Net loss	—	—	—	—	(28,484)	(28,484)
Balance at March 31, 2023	45,009	—	550,270	15	(377,159)	173,126
Issuance of common stock under stock plans	262	—	2,430	—	—	2,430
Stock-based compensation expense	—	—	5,652	—	—	5,652
Unrealized gain (loss) on cash equivalents	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(25,285)	(25,285)
Balance at June 30, 2023	45,271	—	558,352	(6)	(402,444)	155,902
Issuance of common stock under stock plans	117	—	414	—	—	414
Issuance of common stock, net of issuance costs of $10,795	5,085	—	161,705	—	—	161,705
Stock-based compensation expense	—	—	5,957	—	—	5,957
Net loss	—	—	—	—	(24,622)	(24,622)
Balance at September 30, 2023	$50,473	$—	$726,428	$(6)	$(427,066)	$299,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	43,676	$—	$528,666	$(54)	$(261,521)	$267,091
Issuance of common stock under stock plans	401	—	1,291	—	—	1,291
Stock-based compensation expense	—	—	1,552	—	—	1,552
Unrealized gain on cash equivalents	—	—	—	1	—	1
Net loss	—	—	—	—	(17,185)	(17,185)
Balance at March 31, 2022	44,077	—	531,509	(53)	(278,706)	252,750
Issuance of common stock under stock plans	461	—	2,861	—	—	2,861
Stock-based compensation expense	—	—	2,676	—	—	2,676
Unrealized gain on cash equivalents	—	—	—	85	—	85
Net loss	—	—	—	—	(19,184)	(19,184)
Balance at June 30, 2022	44,538	—	537,046	32	(297,890)	239,188
Issuance of common stock under stock plans	176	—	777	—	—	777
Stock-based compensation expense	—	—	3,225	—	—	3,225
Unrealized gain on cash equivalents	—	—	—	185	—	185
Net loss	—	—	—	—	(22,613)	(22,613)
Balance at September 30, 2022	44,714	$—	$541,048	$217	$(320,503)	$220,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(78,393)	$(58,982)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,489	2,178
Stock-based compensation expense	14,153	7,452
Change in fair value in derivative liability	80	113
Non-cash lease adjustment	123	645
Inventory write-down	995	87
Changes in operating assets and liabilities:
Accounts receivable, net	(19,349)	(8,375)
Inventory	(12,937)	(9,502)
Prepaid expenses and other current assets	2,194	(2)
Other assets	(365)	(202)
Accounts payable	(87)	4,243
Accrued compensation	(182)	3,810
Accrued interest expense	93	688
Deferred revenue	2,668	1,318
Reimbursements for leasehold improvements from operating leases	4,989	—
Other liabilities	319	1,321
Net cash used in operating activities	(83,210)	(55,208)
Cash flows from investing activities:
Purchases of property and equipment	(16,491)	(1,787)
Net cash used in investing activities	(16,491)	(1,787)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	161,705	—
Proceeds from issuance of common stock under employee stock purchase plan	1,717	1,289
Proceeds from issuance of common stock from the exercise of stock options	1,507	3,641
Net cash provided by financing activities	164,929	4,930
Net increase (decrease) in cash, cash equivalents and restricted cash	65,228	(52,065)
Cash, cash equivalents and restricted cash
Beginning of the period	225,674	305,096
End of the period	$290,902	$253,031
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$287,087	$249,217
Restricted cash	3,815	3,814
Cash, cash equivalents and restricted cash in balance sheets	$290,902	$253,031
Supplemental cash flow information
Interest paid	$3,052	$3,573
Non-cash investing and financing activities
Transfer of evaluation units from inventory to property and equipment, net	$(123)	$203
Property and equipment included in accounts payable and other current liabilities	$7,837	$200
Right-of-use-assets obtained in exchange for operating lease liabilities	$—	$22,668
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
Unaudited Interim Financial Statements
The accompanying balance sheet as of September 30, 2023, the statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022, and the statements of stockholders’ equity as of September 30, 2023 and 2022, are unaudited. The financial data and other information disclosed in these notes to the financial statements related to September 30, 2023, and the three and nine months ended September 30, 2023 and 2022, are also unaudited. The accompanying balance sheet as of December 31, 2022 have been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission.
The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of September 30, 2023, and the results of its operations and cash flows for the three and nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023, are not necessarily indicative of results to be expected for the year ending December 31, 2023, or for any other interim period or for any future year and should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report.
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

3.    Fair Value Measurements
The following is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$9,303	$—	$—	$9,303
Cash equivalents	277,784	—	—	$277,784
Total cash and cash equivalents	$287,087	$—	$—	$287,087

Loan facility derivative liability	$—	$—	$1,859	$1,859

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$8,870	$—	$—	$8,870
Cash equivalents	212,989	—	—	212,989
Total cash and cash equivalents	$221,859	$—	$—	$221,859

Loan facility derivative liability	$—	$—	$1,779	$1,779
Cash equivalents consist primarily of money market deposit funds and U.S. treasury bills.
There were no transfers in and out of Level 3 during the three and nine months ended September 30, 2023 and year ended December 31, 2022.
The following table sets forth a summary of the changes in the estimated fair value of the Company’s loan facility derivative liability, classified as Level 3 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning of the period	$1,832	$1,570	$1,779	$1,496
Change in fair value	27	39	80	113
End of the period	$1,859	$1,609	$1,859	$1,609

4.    Inventory
Inventory consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$16,610	$12,417
Work-in-process	1,259	1,738
Finished goods	24,332	14,388
Total inventory	$42,201	$28,543

5.    Fixed Assets
Fixed assets consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Laboratory, manufacturing and computer equipment, and furniture and fixtures	$9,837	$3,260
Rental equipment	1,425	1,313
Leasehold improvements	17,555	4,941
Evaluation units	2,475	2,475
Construction in progress	6,947	5,671
Total property and equipment	38,239	17,660
Less: accumulated depreciation and amortization	(11,207)	(9,004)
Total property and equipment, net	$27,032	$8,656

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

7.    Stockholders’ Equity
In August 2023, the Company completed an underwritten public offering in which 5,085,494 shares of common stock, including 663,325 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares, were sold at a public offering price of $33.92 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $161.7 million.

8.    Stock-Based Compensation
Stock Options
The Company had 5.3 million shares available for grant as of September 30, 2023 under the 2021 Equity Incentive Award Plan.
A summary of the Company’s stock option activity and related information are as follows (shares in thousands):

	Nine Months Ended
	September 30, 2023
	Number of Shares	Weighted-Average Exercise Price
Outstanding, beginning of period	5,353	$6.93
Granted	398	36.83
Exercised	(323)	4.67
Forfeited	(14)	11.01
Outstanding, end of period	5,414	9.26
Vested and expected to vest	5,414	9.26
Exercisable	3,961	6.50
As of September 30, 2023 and December 31, 2022, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $106.8 million and $126.3 million, respectively, and the aggregate pre-tax intrinsic value of options outstanding were $130.0 million and $185.3 million, respectively. The aggregate pre-tax intrinsic value of options exercised was $8.9 million and $27.9 million during the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, there was a total of $12.4 million of unrecognized stock-based compensation expense related to stock options.
The fair value of the options granted to employees or directors was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected life (years)	0.0	0.0	6.0	5.9
Expected volatility	—%	—%	57%	55%
Risk-free interest rate	—%	—%	4.0%	2.5%
Expected dividend rate	—%	—%	—%	—%
Weighted-average fair value	$—	$—	$21.02	$19.15
Restricted Stock Units
A summary of the Company’s restricted stock unit or RSU activity and related information are as follows (shares in thousands):

	Nine Months Ended
	September 30, 2023
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	742	$36.35
Awarded	1,031	36.54
Forfeited	(86)	35.00
Vested	(169)	35.87
Outstanding, end of period	1,518	36.61
As of September 30, 2023, there was a total of $47.5 million of unrecognized stock-based compensation expense related to RSUs.
Employee Stock Purchase Plan
As of September 30, 2023, there was approximately $1.2 million of unrecognized cost related to the Company’s Employee Stock Purchase Plan, or ESPP. This cost is expected to be recognized over a weighted average period of 0.4 years. As of September 30, 2023, a total of 1.1 million shares were available for issuance under the ESPP.
The fair value of the awards granted under the ESPP for the nine months ended September 30, 2023 to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

Nine Months Ended September 30,
2023
Expected life (years)	0.8
Expected volatility	55%
Risk-free interest rate	5.0%
Expected dividend rate	—%
Weighted-average fair value	$11.28
Total stock-based compensation recognized, before taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$660	337	$1,730	712
Research and development	1,375	678	3,506	1,531
Sales, general and administrative	3,922	2,210	10,509	5,209
Stock-based compensation capitalized in inventory	(631)	—	(1,592)	—
Total stock-based compensation	$5,326	$3,225	$14,153	$7,452

9.    Net Loss Per Share
Net loss per share was determined as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(24,622)	$(22,613)	$(78,393)	$(58,982)
Weighted-average common stock outstanding	48,310	44,640	46,131	44,276
Net loss per share, basic and diluted	$(0.51)	$(0.51)	$(1.70)	$(1.33)
The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	September 30,
	2023	2022
Stock options	5,414	5,417
Restricted stock units	1,518	636
Employee stock purchase plan	177	61
Total	7,109	6,114

10.    Revenue
The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S.
System sales and rentals	$13,467	$9,811	$37,065	$26,081
Handpieces and other consumables	17,047	8,015	42,418	18,182
Service	1,811	812	4,545	1,741
Total U.S. revenue	32,325	18,638	84,028	46,004
Outside of U.S.
System sales and rentals	828	743	3,896	2,353
Handpieces and other consumables	1,651	791	3,826	2,369
Service	298	177	860	511
Total outside of U.S. revenue	2,777	1,711	8,582	5,233
Total revenue	$35,102	$20,349	$92,610	$51,237

11.    Segment, Geographical, and Customer Concentration
The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. The Company’s long-lived assets are primarily based in the United States.
No customers accounted for more than 10% of revenue during the three and nine months ended September 30, 2023 and 2022.
No customers accounted for more than 10% of accounts receivable at September 30, 2023 and December 31, 2022.
The Company’s revenue by geographical location is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S.	92%	92%	91%	90%
Outside the U.S.	8%	8%	9%	10%

12.    Commitments and Contingencies
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any material claims or been required to defend any action related to its indemnification obligations. As of September 30, 2023 and December 31, 2022, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
Facility Lease
In July 2013, the Company entered into a lease agreement for its previous facility located in Redwood City, California. In 2018, the Company expanded the lease space and extended the lease agreement through October 2023. In January 2023, the Company entered into an amendment to this lease that provided that the lease of 19,807 square feet of office space would terminate on October 29, 2023, and lease of the remaining 23,638 square feet is extended to terminate no later than January 31, 2024 unless the Company provides notice it will not utilize such extension. The Company provided the notice of intent to not extend the term of the lease. Therefore, the lease will terminate on October 29, 2023.
In December 2021, the Company entered into a lease for two existing buildings, comprising approximately 158,221 square feet of space, located in San Jose, California. The lease commenced in July 2022, and will continue for 122 months following thereafter, with two five years options to extend the term of the lease.
Rent expense recognized under the lease, including additional rent charges for utilities, parking, maintenance, and real estate taxes, was $2.6 million and $1.9 million for the three months ended September 30, 2023 and 2022, respectively, and $6.6 million and $3.3 million for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023	Minimum Lease Payments	Debt Repayments	Total
2023	$1,262	$—	$1,262
2024	4,183	—	4,183
2025	4,297	4,333	8,630
2026	4,426	26,000	30,426
2027	4,808	21,667	26,475
Thereafter	27,250	—	27,250
Total minimum payments	46,226	52,000	98,226
Less: amount representing interest/unamortized debt discount	(17,794)	(693)	(18,487)
Present value of future payments	28,432	51,307	79,739
Less: current portion	(1,702)	—	(1,702)
Non-current portion	$26,730	$51,307	$78,037
As of September 30, 2023 and December 31, 2022, the Company’s security deposit is in the form of, and recorded as, restricted cash.
13.    Defined Contribution Plan
The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Employer contributions were $0.4 million and $0 for the three months ended September 30, 2023 and 2022, and $1.2 million and $0 for the nine months ended September 30, 2023.

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
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. By 2060, it is expected that the number of men over 65 years old in the United States will double and include a corresponding increase in the number of men with enlarged prostates. The AquaBeam Robotic System employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that are independent of prostate size and shape. We have developed a significant and growing body of clinical evidence, which includes approximately 150 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of September 30, 2023, we had an install base of 369 AquaBeam Robotic Systems globally, including 271 in the United States.
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
We manufacture the AquaBeam Robotic System, the handpiece, integrated scope and other accessories primarily at our facility in San Jose, California. This includes supporting the supply chain distribution and logistics of the various components. Components, sub-assemblies and services required to manufacture our products are purchased from numerous global suppliers. Each AquaBeam Robotic System is shipped to our customers with a third-party manufactured ultrasound system and probe. We utilize a well-known third-party logistics provider located in the United States and the Netherlands to ship our products to our key markets globally.
We generated revenue of $92.6 million and incurred a net loss of $78.4 million for the nine months ended September 30, 2023, compared to revenue of $51.2 million and a net loss of $59.0 million for the nine months ended September 30, 2022. As of September 30, 2023, we had cash and cash equivalents of $287.1 million and an accumulated deficit of $427.1 million.
Factors Affecting Our Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. While these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information. These factors include:
•Grow our install base of AquaBeam Robotic Systems: As of September 30, 2023, we had an install base of 369 AquaBeam Robotic Systems globally, including 271 in the United States. In the United States, we are initially focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We are initially targeting 860 high-volume hospitals that we estimate perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. To penetrate these hospitals, we will continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. As we increase our install base of AquaBeam Robotic systems our revenue will increase as a result of the system sale and resulting utilization.
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
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S.	92%	92%	91%	90%
Outside the U.S.	8%	8%	9%	10%
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

Results of Operations
The following tables show our results of operations for the three and nine months ended September 30, 2023:

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue	$35,102	$20,349	$14,753	72%
Cost of sales	16,228	10,118	6,110	60
Gross profit	18,874	10,231	8,643	84
Gross margin	54%	50%

Operating expenses:
Research and development	11,600	7,582	4,018	53
Selling, general and administrative	32,883	24,754	8,129	33
Total operating expenses	44,483	32,336	12,147	38
Loss from operations	(25,609)	(22,105)	(3,504)	(16)
Interest expense	(1,019)	(1,455)	436	30
Interest and other income, net	2,006	947	1,059	112
Net loss	$(24,622)	$(22,613)	$(2,009)	(9)

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue	$92,610	$51,237	$41,373	81%
Cost of sales	42,816	24,828	17,988	72
Gross profit	49,794	26,409	23,385	89
Gross margin	54%	52%

Operating expenses:
Research and development	33,950	19,299	14,651	76
Selling, general and administrative	95,457	62,794	32,663	52
Total operating expenses	129,407	82,093	47,314	58
Loss from operations	(79,613)	(55,684)	(23,929)	(43)
Interest expense	(2,870)	(4,317)	1,447	34
Interest and other income, net	4,090	1,019	3,071	301
Net loss	$(78,393)	$(58,982)	$(19,411)	(33)

Comparison of Three and Nine Months Ended September 30, 2023 and 2022

Revenue

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
System sales and rentals	$14,295	$10,554	$3,741	35%
Handpieces and other consumables	18,698	8,807	9,891	112
Service	2,109	988	1,121	113
Total revenue	$35,102	$20,349	$14,753	72

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
System sales and rentals	$40,961	$28,434	$12,527	44%
Handpieces and other consumables	46,244	20,551	25,693	125
Service	5,405	2,252	3,153	140
Total revenue	$92,610	$51,237	$41,373	81
Revenue increased $14.8 million, or 72%, to $35.1 million during the three months ended September 30, 2023, compared to $20.3 million during the three months ended September 30, 2022, and increased $41.4 million or 81%, to $92.6 million during the nine months ended September 30, 2023, compared to $51.2 million during the nine months ended September 30, 2022. The growth in revenue was primarily attributable to an increase of $13.7 million and $38.0 million in revenues derived from the United States for the three and nine months ended September 30, 2023, respectively. The increase was due to higher sales volumes of system sales, handpieces, and service contracts.
Cost of Sales and Gross Margin
Cost of sales increased $6.1 million, or 60%, to $16.2 million during the three months ended September 30, 2023, compared to $10.1 million during the three months ended September 30, 2022, and increased $18.0 million or 72%, to $42.8 million during the nine months ended September 30, 2023, compared to $24.8 million during the nine months ended September 30, 2022. The increase in cost of sales was primarily attributable to the growth in the number of units sold.
Gross margin increased to 54% during the three months ended September 30, 2023, compared to 50% for the three months ended September 30, 2022, and increased to 54% during the nine months ended September 30, 2023 compared to 52% during the nine months ended September 30, 2022. The increase in gross margin was primarily attributable to the growth in unit sales, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units.
Research and Development Expenses
R&D expenses increased $4.0 million, or 53%, to $11.6 million during the three months ended September 30, 2023, compared to $7.6 million during the three months ended September 30, 2022, and increased $14.7 million, or 76%, to $34.0 million during the nine months ended September 30, 2023, compared to $19.3 million during the nine months ended September 30, 2022. The increase in R&D expenses was primarily due to employee-related expenses of our R&D organization. These expenses support ongoing product improvements and the development of additional and next generation technologies.
Selling, General and Administrative Expenses
SG&A expenses increased $8.1 million, or 33%, to $32.9 million during the three months ended September 30, 2023, compared to $24.8 million during the three months ended September 30, 2022, and increased $32.7 million or 52%, to $95.5 million during the nine months ended September 30, 2023, compared to $62.8 million. The increase in SG&A expenses was primarily due to employee-related expenses of our sales and marketing organization and administrative organizations as we expanded our infrastructure to drive and support our growth in revenue.
Interest Expense
Interest expense decreased $0.4 million and $1.4 million during the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, due to entering into a new loan agreement with a lower interest rate compared to our previous loan agreement.
Interest and Other Income, Net
Interest and other income, net, increased $1.1 million and $3.1 million during the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, due to increased interest income earned on cash and cash equivalents as a result of higher cash and cash equivalent balances.
Liquidity and Capital Resources
Overview
As of September 30, 2023, we had cash and cash equivalents of $287.1 million, an accumulated deficit of $427.1 million, and $52 million principal outstanding on our loan facility. We expect our expenses will increase for the foreseeable future, in particular as we continue to make substantial investments in sales and marketing, operations and research and development. Moreover, we expect to incur additional expenses as a result of operating as a public company, including legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations, and other administrative and professional services expenses. Our future funding requirements will depend on many factors, including:
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
Based on our operating plan, we currently believe that our existing cash and cash equivalents and anticipated revenue will be sufficient to meet our capital requirements and fund our operations through at least the next twelve months from the issuance date of the financial statements included in the Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we may need to utilize additional available capital resources. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. We may also consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financing, if available, may involve financial covenants or covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products. Additionally, we maintain cash balances with financial institutions in excess of insured limits.
August Public Offering
In August 2023, we completed an underwritten public offering of 5,085,494 shares of common stock, including 663,325 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price of $33.92 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $161.7 million.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(83,210)	$(55,208)
Investing activities	(16,491)	(1,787)
Financing activities	164,929	4,930
Net increase (decrease) in cash, cash equivalents and restricted cash	$65,228	$(52,065)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2023, net cash used in operating activities was $83.2 million, consisting primarily of a net loss of $78.4 million and an increase in net operating assets of $22.7 million, partially offset by non-cash charges of $17.8 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization resulted in an increase in accounts receivable and inventory, partially offset by an increase in deferred revenue. Non-cash charges consisted primarily of depreciation and stock-based compensation.
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
Net Cash Used in by Investing Activities
During the nine months ended September 30, 2023, net cash used in investing activities was $16.5 million, consisting of purchases of property and equipment, primarily for leasehold improvements related to our new headquarters. During the nine months ended September 30, 2022, net cash used in investing activities was $1.8 million, consisting of purchases of property and equipment.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2023, net cash provided by financing activities was $164.9 million, consisting of proceeds from exercises of stock options, proceeds from the issuance of common stock under our employee stock purchase plan, and net proceeds from the issuance of common stock from our August 2023 public offering. During the nine months ended September 30, 2022, net cash provided by financing activities was $4.9 million, consisting of proceeds from exercises of stock options and proceeds from the issuance of common stock under our employee stock purchase plan.
Contractual Commitments and Contingencies
The information included in Note 12 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in our Annual Report on Form 10-K dated February 28, 2023, or Annual Report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. There have been no material changes to our significant accounting policies during the three months ended September 30, 2023.
Recent Accounting Pronouncements
The information included in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Cash and cash equivalents of $287.1 million as of September 30, 2023, consisted of securities carried at quoted market prices with an original maturity of three months or less and therefore there is minimal risk associated with fluctuating interest rates. We do not currently use or plan to use financial derivatives in our investment portfolio.
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
Our accounts receivable primarily relate to revenue from the sale or rental of our products. No customers accounted for more than 10% of accounts receivable at September 30, 2023 and December 31, 2022. We believe that credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms and diversity of our customer base.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceeding
We are not subject to any material legal proceedings.
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 28, 2023. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the three months ended September 30, 2023, there were no material changes to our previously disclosed risk factors. Besides risk factors disclosed in the Annual Report and this Quarterly Report, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 21, 2021)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on September 21, 2021)

10.1*	Amended and Restated 2021 Employee Stock Purchase Plan

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________
*Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 2, 2023

PROCEPT BIOROBOTICS CORPORATION

/s/ Reza Zadno
Reza Zadno, Ph.D.
President and Chief Executive Officer
(principal executive officer)

/s/ Kevin Waters
Kevin Waters
EVP, Chief Financial Officer
(principal financial and accounting officer)