Form 10-K
period 2023-12-31
PROCEPT BioRobotics Corp
filed 2024-02-28
CIK 1588978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-04321
___________________________________
PROCEPT BIOROBOTICS CORPORATION
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	3841	26-0199180
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

150 Baytech Drive San Jose, CA		95134
(Address of Principal Executive Offices)		(Zip Code)
(650) 232-7200
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value per share	PRCT	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of shares held by non-affiliates of the Registrant (based upon the closing sale prices of such shares on the Nasdaq Global Market on June 30, 2023) was approximately $1.4 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.
The registrant had outstanding 50,964,211 shares of common stock as of February 23, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Stockholders’ Meeting, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K,

__________________
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” "can," “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical facts contained in this Annual Report, including without limitation statements regarding our business model and strategic plans for our products, technologies and business, including our implementation thereof, the impact on our business, financial condition and results of operations from any global pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, the timing of and our ability to obtain and maintain regulatory approvals, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the commercial success and market acceptance of our products, the sufficiency of our cash and cash equivalents, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.
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
•We may not be able to maintain adequate levels of third-party coverage and reimbursement, and third parties may rescind or modify their coverage or delay payments related to our products.
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
•We may be subject to claims challenging the ownership or inventorship of our patents and other intellectual property and, if unsuccessful in any of these proceedings, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms, or at all, or to cease the development, manufacture and commercialization of our AquaBeam Robotic System and our other current and future products.
•Patents covering our products could be found invalid or unenforceable if challenged in court or before administrative bodies globally.
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

Part I
Item 1. Business
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. The AquaBeam Robotic System employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We designed our AquaBeam Robotic System to enable consistent and reproducible BPH surgery outcomes. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that is independent of prostate size and shape, and delivers resection independent of surgeon experience. We have developed a significant and growing body of clinical evidence, which includes nine clinical studies and over 150 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of December 31, 2023, we had an install base of 418 AquaBeam Robotic Systems globally, including 315 in the United States.
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
In the United States it is estimated that approximately 40 million men are impacted by BPH. Of these men, approximately 12 million are being managed by a physician for symptoms related to their disease. Our total addressable patient population in the United States includes approximately 8.2 million patients, comprising of 6.7 million receiving drug therapy, 1.1 million who have tried but failed drug therapy and 400,000 undergoing surgical intervention each year. By 2060, it is expected that the number of men over 65 years old in the United States will double and include a corresponding increase in the number of men with enlarged prostates. Based on the average selling price of our single-use handpiece, we estimate that our total addressable market opportunity is in excess of $20 billion in the United States. The global incidence of BPH among men over 50 years old is similar to that of the United States, representing a significant incremental market opportunity outside of the United States.
The main goal of BPH treatment is to alleviate the symptoms associated with the disease and improve the patient’s quality of life. While drug therapy is typically a first line treatment option, limited efficacy and negative side effects contribute to low compliance and high failure rates and drop outs. On the other hand, surgical intervention is proven to provide effective and durable symptom relief compared to drug therapy, but the use of surgery is significantly under-penetrated. This is largely due to the compromise patients must make between the incidence of irreversible side effects associated with alternative resective surgical interventions, where obstructive tissue is removed at the time of intervention, or the lower rates of efficacy and durability associated with non-resective surgical interventions, where obstructive tissue is not removed, but rather the prostatic urethra is re-shaped. In addition, most alternative surgical interventions are limited by prostate size and shape, with no single procedure capable of effectively addressing the full range of prostate anatomies regardless of surgeon experience level.
We began developing our proprietary AquaBeam Robotic System in 2009 to address many of the shortcomings of alternative surgical interventions by delivering our Aquablation therapy, the first and only image-guided robotic therapy for the treatment of BPH. We believe our Aquablation therapy provides the following unique combination of benefits:
•Significant and durable symptom relief. Given obstructive prostate tissue is removed during the procedure, Aquablation therapy has demonstrated significant and long-lasting levels of symptom relief similar to those of alternative resective procedures. In our U.S. pivotal trial, Waterjet Ablation Therapy for Endoscopic Resection of prostate tissue, or the WATER study, Aquablation therapy demonstrated superior safety and non-inferior efficacy results compared to transurethral resection of the prostate, or TURP, the historical standard of care for the surgical treatment of BPH. In the WATER and WATER II studies, surgical retreatment rates were only 5.2% at five years and 3.0% at five years, respectively. In the OPEN WATER study, there were no surgical retreatments at one year. The retreatment rates in the WATER and WATER II studies compare favorably to surgical retreatment rates observed for alternative treatments for BPH. One study published in the BJU International Journal reported on 52,748 men undergoing TURP or photoselective vaporation of the prostate or PVP, with an approximated three-year freedom from surgical retreatment of 92% and 89%, respectively. A second study published in the Journal of Urology reported on 43,041 men undergoing TURP, PVP, enucleation, or open simple prostatectomy with an approximated three-year freedom from surgical retreatment of 93%, 89%, 94%, and 96%, respectively.
•Favorable safety profile. Aquablation therapy has demonstrated low rates of irreversible complications, including urinary incontinence, erectile dysfunction and ejaculatory dysfunction, compared to published rates observed for other resective surgeries. In our WATER study, patients who underwent Aquablation therapy maintained a significantly higher level of sexual function compared to those who underwent TURP.
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

We have developed a significant and growing body of clinical data that demonstrate the efficacy, safety and durability of Aquablation therapy, with resection that is independent of prostate size and shape and surgeon experience. Our robust body of clinical evidence includes nine clinical studies and over 150 peer-reviewed publications. Our WATER study is the only FDA pivotal study randomized against TURP. In this study, Aquablation therapy demonstrated superior safety and non-inferior efficacy compared to TURP across prostate sizes between 30 ml and 80 ml, and superior efficacy in a subset of patients with prostates larger than 50 ml. We have established strong relationships with key opinion leaders or KOLs within the urology community and collaborated with key urological societies in global markets. This support has been instrumental in facilitating broader acceptance and adoption of Aquablation therapy. We believe that as a result of our strong KOL network and our compelling clinical evidence, Aquablation therapy has been added to clinical guidelines of various professional associations, including the American Urological Association, European Association of Urology, Canadian Urological Association, German Urology Society, and National Institute for Health and Care Excellence.
In the United States, we sell our products to hospitals. These customers in turn bill various third-party payors, such as commercial payors and government agencies, for reimbursement for the procedures using our products. Effective in 2021, all local Medicare Administrative Contractors, or MACs, which represent 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states so long as such beneficiaries meet certain clinical criteria set forth in the local coverage determination. We believe that our strong body of clinical evidence and support from key societies, supplemented by the momentum from Medicare coverage, have led to favorable coverage decisions from many large commercial payors. We plan to leverage these successes in our active discussions with commercial payors to establish additional positive national and regional coverage policies, although we cannot provide any assurances that we will be successful in doing so. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and improve payment which we believe will expand patient access to Aquablation therapy.

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
We generated revenue of $136.2 million and $75.0 million for the years ended December 31, 2023 and 2022, respectively, and incurred a net loss of $105.9 million and $87.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $454.6 million.
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
•Continue to broaden private payor coverage. Since the addition of Aquablation therapy to AUA clinical guidelines in May 2019, we have significantly grown coverage for Aquablation therapy in the United States. Effective in 2021, all local MACs, which represent 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states so long as such beneficiaries meet certain clinical criteria set forth in the local coverage determinations. We believe that these favorable coverage decisions have been a catalyst for hospital adoption of our AquaBeam Robotic System. Our strong body of clinical evidence and support from key societies, supplemented by the momentum from Medicare coverage, have led to favorable coverage decisions from most large private payors. We plan to leverage these recent successes in our active discussions with private payors to establish additional positive national and regional coverage policies. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and further improve patient access to Aquablation therapy.

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
•Further penetrate and expand into existing and new international markets. We plan to establish and strengthen our presence internationally. While the United States remains our primary focus in the near-term, we are growing our existing presence in other markets by continuing to promote the clinical benefits of Aquablation therapy, supporting investments in clinical studies to improve coverage and reimbursement and fostering relationships with KOLs. We plan to strategically invest in new markets based on our assessment of market size and opportunity and prospects for compelling reimbursement.
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
In the United States, we estimate that approximately 40 million men are impacted by symptoms of BPH, with aging demographics expected to drive future growth. By 2060, we expect that the number of men over 65 years old in the United States will double and include a corresponding increase in the number of men with enlarged prostates. Of these men, approximately 12 million are being managed by a physician for symptoms related to their disease. While drug therapy is typically a first line treatment option, limited efficacy and negative side effects contribute to low patient compliance, high failure rates and drop outs. On the other hand, surgical intervention is proven to provide effective and durable symptom relief compared to drug therapy, but the use of surgery is significantly underpenetrated, largely due to the compromise patients must make between (1) the incidence of irreversible side effects associated with current resective surgical interventions, or (2) the lower rates of efficacy and durability associated with non-resective surgical interventions. Our total addressable patient population in the United States includes approximately 8.2 million patients, comprised of 6.7 million receiving drug therapy, 1.1 million who have tried but failed drug therapy and 400,000 undergoing surgical intervention each year. Based on the average selling price of our single-use handpiece, we estimate that our total addressable market opportunity is in excess of $20 billion in the United States. The global incidence of BPH among men over 50 years old is similar to that of the United States, representing a significant incremental market opportunity outside of the United States.

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
According to the AUA guidelines, it is estimated that 90% of men between the ages of 45 and 80 will experience LUTS, and 50% of them will experience moderate-to-severe symptoms by the eighth decade of life, which we believe are predominantly caused by BPH. Furthermore, 50% of men between the ages of 51-60 have BPH pathology. According to our internal marketing survey, 99% of men diagnosed with BPH say symptoms impact their quality of life.
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
BPH Treatment Options
The main goal of BPH treatment is to alleviate the symptoms associated with the disease and improve the patient’s quality of life. As such, a patient’s recommended course of treatment is largely based on the patient’s degree of symptoms. Patients are generally advised to implement lifestyle changes and return for yearly visits with their physician to determine if symptoms are changing. For most men, the prostate will continue to grow and symptoms will worsen. As symptoms become more bothersome, active treatment may be recommended. The two primary categories of active treatment for BPH are drug therapy and surgical intervention.
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
•Laser Enucleation of the Prostate. Laser enucleation utilizes a surgical laser to manually resect prostate tissue through the urethra. This procedure allows the surgeon to follow anatomic planes to separate entire lobes of the prostate. In general, separated prostate lobes are then pushed into the bladder and suctioned out via a special tool. Laser enucleation is prostate size-independent; however, this procedure is more commonly used in larger prostates, and adoption has been limited due to the high degree of skill, training and experience required.
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
Limitations of Alternative Surgical Interventions
Two factors that surgeons and patients commonly consider when evaluating surgical intervention are efficacy and safety. Efficacy is generally measured by the degree and durability of symptom relief, and safety by the occurrence of irreversible complications such as urinary incontinence, erectile dysfunction and ejaculatory dysfunction. We believe that alternative surgical interventions for BPH require patients to compromise between efficacy and safety. Alternative interventions either provide significant symptom relief with a heightened risk of irreversible complications or a lower risk of complications with significantly less symptom relief. In addition, most alternative surgical interventions are limited by prostate size and shape, with no single procedure capable of effectively addressing the full range of prostate anatomies regardless of surgeon experience level. We believe that the compromise and limitations associated with alternative surgical interventions have contributed to the relatively low penetration rate of surgical intervention.
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
Our Solution
We have developed the AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive urologic surgery. Our proprietary AquaBeam Robotic System delivers our Aquablation therapy, the first and only image-guided robotic therapy for the treatment of BPH. We market the AquaBeam Robotic System in the United States pursuant to FDA De Novo grant that we received in December 2017. On August 30 2023, we received 510(k) clearance from FDA to remove the contraindication from our labeling that restricted Aquablation therapy from treating BPH in patients that also have an active diagnosis of prostate cancer. The most common side effects observed for Aquablation therapy are mild and transient and may include mild pain or difficulty when urinating, discomfort in the pelvis, blood in the urine, inability to empty the bladder or a frequent or urgent need to urinate, and bladder or urinary tract infection. During our clinical studies, we documented a rate of incontinence between 0%-2%, ejaculatory dysfunction between 6.9%-24.6%, and a peri-operative transfusion rate between 0.9%-5.9%. Since then, a number of publications have reported on transfusion rates. A key study published in April 2021 of 2,089 men undergoing Aquablation therapy with prostates ranging in size from 20 ml to 363 ml observed a transfusion rate of only 0.8%.

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

Prostate Therapy

•WATER. The WATER study was double-blind, randomized, controlled study of Aquablation therapy against TURP in men with prostate sizes between 30 ml and 80 ml. This study is the only FDA pivotal trial for BPH randomized against TURP. The study was designed with 80% power to show superiority in safety and more than 80% power to show non-inferiority in efficacy. The results of our WATER study served as the basis for FDA grant of our De Novo request and were first published in the Journal of Urology in 2018. The study has concluded with five-year data.

•WATER II. The WATER II study was a prospective, multicenter study of Aquablation therapy in patients with prostate sizes between 80 ml and 150 ml. The study was designed with 80% power for safety and 99% power for efficacy against an objective performance criteria, or OPC, based upon TURP data, even though TURP procedures are typically performed in smaller prostates. The results of the WATER II study served as the basis for increased reimbursement and coverage and were first published in BJU International in 2019. The study has concluded with five-year data.

•OPEN WATER. The OPEN WATER study was a prospective, multicenter, all-comer study conducted in a commercial setting spanning patients with prostate sizes between 20 ml and 150 ml. Due to the size of this study, it was sufficiently powered to statistical conclusions with the data. There was no OPC established for this study. The results of the OPEN WATER study were first published in Journal of Clinical Medicine in 2020. The study has concluded with one-year data.

Cancer Therapy

•PRCT001. The PRCT001 study is a global, prospective, post-market, multi-center study of Aquablation therapy in patients with BPH and localized prostate cancer. The study is designed to assess safety in this population. The samples size of the study is 125 and is planned to be conducted in the United States, Hong Kong, Lebanon, and Portugal.

•PRCT002. The PRCT002 study is a investigational device exemption, or IDE (G230155), prospective, post-market, multi-center study of Aquablation therapy in patients with localized prostate cancer. The study is designed to assess feasibility for the treatment of prostate cancer. The sample size of the study is twenty and is planned to enroll across five United States centers.
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
Our direct sales organization actively engages with providers to drive awareness, adoption and utilization of our Aquablation therapy. This team is supported by clinical specialists who are responsible for training and supporting surgeons, reimbursement specialists, who are responsible for customer and physician education on coding, coverage and payment, and field support employees, who provide preventative maintenance and technical support for our customers. We intend to expand the size of our direct sales organization to support our efforts for adoption and utilization of Aquablation therapy.
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
We engage distribution partners to assist us with market development and sales activities. As of December 31, 2023, we employed 16 personnel to support sales and marketing activities in EMEA. We will opportunistically choose distribution partners with clinical and marketing expertise to enter new markets. We are focused on distribution partners that have the capability to assist with surgeon training and, when required, obtaining regulatory approvals.

Third-Party Reimbursement
In the United States, we sell our products to hospitals. These customers in turn bill various third-party payors, such as commercial payors and government agencies, for reimbursement for the procedures using our products. Our market access team includes professionals who are focused on all key aspects of reimbursement, which include securing appropriate coding, payment and coverage policies for our products and procedures using our products. This team focuses both on payer engagement as well as providing support to the providers.
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
To improve customer experience, we are continually innovating our technologies to support and improve Aquablation therapy to further satisfy the evolving needs of surgeons and their patients as well as to further enhance the usability and scalability of the AquaBeam Robotic System. We also plan to leverage our treatment data and software development capabilities to enable artificial intelligence assisted anatomy recognition and improved treatment planning and personalization. We are evaluating the application of the AquaBeam Robotic System in prostate cancer.
Manufacturing and Supply
We directly manufacture the AquaBeam Robotic System, the handpiece and other accessories at our facility in San Jose, California. This includes supporting the supply chain distribution and logistics of the various components. Components, sub-assemblies and services required to manufacture our products are purchased from numerous global suppliers. Each AquaBeam Robotic System is shipped to our customers with a third-party manufactured ultrasound system and probes. We utilize a well-known third-party logistics provider located in United States and the Netherlands to ship our products to our customers globally. We rely on third-party suppliers, almost all of whom are single source suppliers, to provide us with certain components, sub-assemblies and materials for our products. Currently our principal suppliers include Shantou Institute of Ultrasonic Instruments Co. Ltd. (which manufactures our transrectal ultrasound set), Myriad Fiber Imaging Tech., Inc. (which manufactures our integrated scope), HydroCision, Inc. (which manufactures our pump cartridge), and Medical Targeting Technologies GmbH (which manufactures our articulating arms). Our suppliers manufacture the components they produce for us and test our components and devices to our specifications. We have entered into manufacturing and supply agreements with several of our single-source suppliers pursuant to which they supply the components we need. In addition, we intend to maintain sufficient levels of inventory to enable us to continue our operations while we obtain another supplier in the event that one or more of our single-source suppliers were to encounter a delay in supply or end supply.
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
Intellectual Property
Our success depends in part on our ability to obtain, maintain, protect and enforce our proprietary technology and intellectual property rights, in particular, defend our patent rights, preserve the confidentiality of our trade secrets, and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights.
As of December 31, 2023, we had rights to 47 issued U.S. patents, expiring between 2028 and 2040, 120 issued foreign patents, expiring between 2028 and 2041, 39 pending U.S. patent applications, three pending PCT applications, and 64 foreign patent applications.
As of December 31, 2023, our rights to foreign issued patents include 17 granted Chinese patents, 22 granted Japanese patents, seven Brazilian patents, two Indian patents, and 12 granted European patents, of which 11 have been validated in Germany, 10 in Spain, 11 in France, 12 in the United Kingdom, six in Ireland, nine in Italy, one in Switzerland, and one European patent with unitary effect. As of December 31, 2023, our rights to foreign patent applications include 16 pending European applications, 19 pending Chinese applications, 16 pending Japanese applications, two pending Brazilian applications, five pending Indian applications and two pending Hong Kong applications.

As of December 31, 2023, we have the rights to issued patents and pending patent applications directed to our current AquaBeam Robotic System, including 19 issued U.S. patents and 48 foreign issued or granted patents. The 19 issued U.S. patents, expiring between 2028 and 2038, include machine and process claims, with twelve issued patents directed to the handpiece and seven issued patents directed to the system. The 48 foreign issued patents, expiring between 2028 and 2038, include machine claims, with 29 issued patents directed to the handpiece and 19 issued patents directed to the system. The 48 foreign issued patents include one European patent with unitary effect, one Brazilian patent, six Chinese patents, nine Japanese patents, five German patents, five Spanish patents, five French patents, six United Kingdom patents, four Irish patents, four Italian patents, one Swiss patent, and one Indian patent. The remaining 28 of the 47 issued U.S. patents and the remaining 72 of the 120 foreign issued patents have machine and process claims directed to prostate treatments with laser energy, enucleation of the prostate, radiation therapy, cell sampling and hemostasis.
There is no active patent litigation involving any of our patents and we have not received any notices of patent infringement.
As of December 31, 2023, we had 44 pending and registered trademark filings worldwide, some of which may provide trademark protection in multiple countries.
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
Our pending patent applications may not result in issued patents, and we cannot assure you that any current or subsequently issued patents will protect our intellectual property rights or provide us with any competitive advantage. While there is no active litigation involving any of our patents or other intellectual property rights and we have not received any notices of patent infringement, we may be required to enforce or defend our intellectual property rights against third parties in the future. See the section titled “Risk Factors—Risks Related to Our Intellectual Property” for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.
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

In exchange for the license from HyrdoCision, we paid HydroCision $2,500,000 in 2019. No further payments have been made or are otherwise required under the HydoCision License Agreement. HydroCision is responsible for all patent prosecution and maintenance costs related to the Fluid Jet Technology Patents.

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
•set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•strengthened rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.
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
Employees and Human Capital Resources
Our growing and skilled employee base drives our success and helps us progress towards our vision of restoring patient lives by delivering the BPH treatment of choice. As of December 31, 2023, we had 626 employees.
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
In 2023, we published our Environmental, Social, and Governance or ESG Report which is available on our website and includes more detailed information on our human capital programs and initiatives. Nothing contained on or accessible through our website, including our ESG Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.
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
Additionally, from a governance perspective, we maintain a mix of skills, backgrounds and experience on our executive team and on our board to serve the needs of our diverse stakeholders.
Health, Safety and Wellness
The health, safety and wellness of our employees is an area where we continued to invest and expand throughout 2023. We provide our employees and their families with access to a variety of comprehensive health, wellness and time off programs that support physical, mental, emotional and financial well-being. We have a zero-tolerance policy concerning workplace violence including any threatening behavior on our premises or during any work-related activities.
Compensation and Benefits
Our compensation programs are designed to align the compensation of our employees with our Company’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. We believe compensation and rewards should be fair and merit based and free from discrimination on the basis of race, gender or any other protected characteristics. We provide a comprehensive suite of compensation and benefits programs including annual bonuses, equity awards, an Employee Stock Purchase Plan, retirement savings plans with a company match, healthcare, income protection benefits, paid time off, leave of absence benefits, flexible work arrangements, and numerous well-being benefits.
Talent Development
Professional growth is a key indicator of employee satisfaction and helping our employees reach and exceed their goals helps us retain and engage our outstanding talent. We foster professional growth by providing stretch assignments, projects and manager-led coaching and mentoring to help employees meet their career goals. We continuously work on improving manager effectiveness by providing just-in-time training on people processes and a program that focuses on building connection and trust, high performing teams, and fostering a growth mindset.
We have an annual global performance review process for reviewing all employees’ performance and encourage ongoing conversations and a mid-year review as well. We also have an annual compensation process to review pay. To support our managers, we train them on conducting effective performance reflections and making equitable compensation recommendations, considering market pay data, experience in role and performance.
Engagement
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
We have incurred significant net losses in each reporting period since our inception. For the years ended December 31, 2023 and 2022, we had a net loss of and $105.9 million and $87.2 million, respectively. We expect to continue to incur additional losses in the future. As of December 31, 2023, we had an accumulated deficit of $454.6 million. To date, we have financed our operations primarily through net proceeds from sales of our equity securities, indebtedness, including our loan and security agreement, and, to a lesser extent, product revenue from sales of our AquaBeam Robotic System and single-use disposable handpieces. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, costs related to our sales and marketing efforts, including costs related to clinical and regulatory initiatives to obtain marketing approval, and infrastructure improvements.
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
As of December 31, 2023, we had $52.0 million outstanding in the form of a term loan under our loan and security agreement with Canadian Imperial Bank of Commerce, which was entered into in October 2022 and amended in June 2023. The loan is secured by substantially all of our assets, including all of the capital stock held by us, if any. The loan and security agreement contains a number of restrictive covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. See the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”
The loan and security agreement contains customary representations and warranties and affirmative covenants and also contains certain restrictive covenants, including, among others, limitations on: the incurrence of additional debt, liens or other encumbrances on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt, transactions with affiliates and changes to our type of business, management of the business, control of the business or business locations. The loan and security agreement also includes financial covenants for us to maintain in deposit accounts held at CIBC the lesser of (i) $90.0 million or (ii) all of our non-operating cash or require us to, among other things, either meet certain revenue targets detailed in an approved forecast or maintain a minimum amount of unrestricted cash. The loan and security agreement also contains customary events of default. If we fail to comply with such covenants, payments or other terms of the agreement, our lender could declare an event of default, which would give it the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, our lender would have the right to proceed against the assets we provided as collateral pursuant to the loan and security agreement. If the debt under the loan and security agreement were accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay this debt, which would harm our business and financial condition.
We may need additional funding to finance our planned operations, and may not be able to raise capital when needed, which could force us to delay, reduce or eliminate one or more of our product development programs and future commercialization efforts.
Since our inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily by net proceeds from sales of our equity securities, indebtedness and, to a lesser extent, product revenue from sales of our AquaBeam Robotic System and single-use disposable handpieces. As of December 31, 2023, we had $257.2 million in cash and cash equivalents, and an accumulated deficit of $454.6 million. Based on our current operating plan, we currently believe that our cash and cash equivalents and anticipated revenue will be sufficient to meet our capital requirements and fund our operations through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Changing circumstances could result in lower revenues or cause us to consume capital significantly faster than we currently anticipate, and we may need to raise capital sooner or in greater amounts than currently expected because of circumstances beyond our control.
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

We depend or expect to depend in the future on qualified distributors for the marketing and selling of our products in certain markets. If our distributors fail to effectively market and sell our AquaBeam Robotic System in full compliance with applicable laws, our operating results and business may suffer. Screening, recruiting and retaining qualified third-party distributors and training them in our technology and product offering and business practices requires significant time and resources. To develop and expand our distribution, we may be required to scale and improve our processes and procedures that support our distributors. Further, if our relationship with a successful distributor terminates, we may be unable to replace that distributor without disruption to our business. If we fail to develop or maintain positive relationships with our distributors, including in new markets, fail to manage, train or incentivize these distributors effectively, or fail to provide distributors with competitive products on attractive terms, or if these distributors are not successful in their sales efforts, we may not achieve expected revenues or may have a reduction in revenue and our operating results, reputation and business would be harmed.
We may not be able to maintain adequate levels of third-party coverage and reimbursement, and third parties may rescind or modify their coverage or delay payments related to our products.
We derive the majority of our revenue from sales of our AquaBeam Robotic System and single-use disposable handpieces to hospitals. Sales of our products will depend, in part, on the extent to which the procedures using our products are covered and reimbursed by third-party payors, including private insurers and government healthcare programs. Even if a third-party payor covers a particular treatment that uses our products, the resulting reimbursement rate may not be adequate to cover a provider’s cost to purchase our products or ensure such purchase is profitable for the provider. As a result, maintaining access to adequate coverage and reimbursement for our products by third-party payors is essential to the acceptance and adoption of our products.
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
Our customers typically bill third-party payors for the costs and fees associated with the procedures in which our products are used. Any decline in the amount payors are willing to reimburse our customers, could make it difficult for existing customers to continue using or to adopt our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.
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
Payors continually review new and existing technologies for possible coverage and can, without notice, deny or reverse coverage for new or existing products and procedures. There can be no assurance that third-party payor policies will provide or maintain coverage for procedures in which our products are used. Many third-party payors do not currently cover our products and the related procedures because they have determined that our products and the related procedures are experimental or investigational. When our products and the related procedures are reimbursed, they are reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial insurers.
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
Our growth strategy depends on our ability to manufacture our current and future products in sufficient quantities and on a timely basis to meet customer demand, while adhering to product quality standards, complying with regulatory quality system requirements and managing manufacturing costs in our current manufacturing facility or any future manufacturing facilities. Currently, we have a sole manufacturing facility located in San Jose, California, where we manufacture, assemble, inspect, test, package and ship our products. We currently assemble all of our AquaBeam Robotic System and single-use disposable handpieces at this one facility, and we do not have additional facilities. If this facility, or any of our future manufacturing facilities, suffers damage, or a force majeure event were to occur, such damage or event could materially impact our ability to operate, which could materially and adversely affect our business and financial performance.
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
•potential risks associated with disruptions in our supply chain, such as on account of geopolitical or macroeconomic events;
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
In addition, certain state laws govern the privacy and security of health-related and other personal information, many of which may differ from each other, thus, complicating compliance efforts. For example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. It created individual privacy rights for California consumers (as defined in the law), including the right to opt out of certain disclosures of their information, and places increased privacy and security obligations on entities handling certain personal data of consumers or households and may apply to us in the future. The CCPA also creates a private right of action for certain data breaches that has increased the likelihood of, and risks associated with, breach litigation. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023, and amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Following the lead of California, several other states, including Virginia, Colorado, Connecticut and Utah, have each enacted laws similar to the CCPA/CPRA and other states are considering enacting privacy laws as well. The multiple layers of privacy law within the United States could increase our potential liability, increase our compliance costs, and adversely affect our financial condition.

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
A significant portion of our employee base, and our primary operating facility and infrastructure are centralized in Northern California. Our facility may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, wildfires, floods, nuclear disasters, riots, acts of terrorism or other criminal activities, public health emergencies such as infectious disease outbreaks, power outages and other infrastructure failures, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could adversely affect our business and results of operations and harm our reputation. Moreover, although we have disaster recovery plans, they may prove inadequate. We may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business and results of operations. In addition, the facilities of our suppliers and manufacturers may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or otherwise materially and adversely affect our business, financial condition and results of operations.
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
We currently market and sell our products in countries outside of the United States. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S. and other foreign governmental trade, import and export and customs laws and regulations. Compliance with these laws and regulations is costly and exposes us to penalties for non-compliance. We expect our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Our international business operations are subject to a variety of risks, including:
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
•armed conflicts or economic, political or social instability in foreign countries and regions, such as the conflicts between Russia and Ukraine, tensions across the Taiwan Strait, the Israel-Hamas conflict and other hostilities in the Middle East;
•fluctuations in foreign currency exchange rates;
•an inability, or reduced ability, to protect our intellectual property in various countries around the world, including any effect of compulsory licensing imposed by government action; and
•availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us.
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
As of December 31, 2023, we had U.S. federal and state net operating loss, or NOL, carryforwards of approximately $326.3 million and $194.0 million, respectively, and U.S. federal and state research and development credit carryforwards of $7.5 million and $6.0 million, respectively. NOLs incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of current year taxable income. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change by value in its equity ownership over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset post-change taxable income. Similar rules may apply under state tax laws. Our existing NOLs and research and development credit carryforwards have been, and may in the future be, subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a future change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability. In addition, for state income tax purposes, the extent to which states will conform to the federal laws is uncertain and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
Also, the anticipated benefit of any acquisition may not materialize, or such acquisition may be prohibited. Our loan and security agreement also restricts our ability to pursue certain mergers, acquisitions, amalgamations or consolidations that we may believe to be in our best interest. Additionally, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.
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
If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before clearing or approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our future clinical trials complies with the GCP regulations. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, including on account of the outbreak of infectious disease, we may be affected by increased costs, program delays or both, any resulting data may be unreliable or unusable for regulatory purposes, and we may be subject to enforcement action.
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
If a prolonged government shutdown occurs, or if any global health concerns hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
We rely on a combination of contractual provisions, confidentiality procedures and patent, trade secret, copyright and trademark laws to protect our proprietary technology, products, services, brands, trade secrets, know-how and data and prevent others from duplicating our AquaBeam Robotic System or its disposable components, and our other current and future products, services and technology. However, these legal means afford only limited protection and may not:
•prevent our competitors or business partners from duplicating our AquaBeam Robotic System or its disposable components, and our other current and future products;
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
The requirements for patentability may differ in certain countries, particularly in developing countries. The laws of some foreign countries may not protect our patent rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained sufficient patent protection to develop their own products or may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents rights may not be effective or sufficient to prevent them from competing. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing, manufacturing and commercializing a product or a service in a non-infringing manner that would be competitive with one or more of our products or services, or otherwise provide us with any competitive advantage. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for our commercial success. Further, there can be no assurance that we will have adequate resources to enforce our patents.
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
Third parties, including our competitors, may currently, or in the future, infringe, misappropriate or otherwise violate our issued patents or other intellectual property rights, and we may file lawsuits or initiate other proceedings to protect or enforce our patents or other intellectual property rights, which could be expensive, time-consuming and unsuccessful. Third parties my also challenge the validity, enforceability, or scope of such patents, which may result in such patents being narrowed, invalidated, or held unenforceable. While we are not aware of any unauthorized use of our intellectual property rights, we do not regularly conduct monitoring for unauthorized use at this time. In the future, we may, from time to time, seek to analyze our competitors’ products and services, or seek to enforce our rights against potential infringement, misappropriation or violation of our intellectual property rights. The steps we have taken to protect our proprietary rights may not be adequate to enforce our rights as against such infringement, misappropriation or violation of our intellectual property rights. In certain circumstances it may not be practicable or cost-effective for us to enforce our intellectual property rights fully, particularly in certain developing countries or where the initiation of a claim might harm our business relationships. We may also be hindered or prevented from enforcing our rights with respect to a government entity or instrumentality because of the doctrine of sovereign immunity. Our ability to enforce our patent or other intellectual property rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components or methods that are used in connection with their products and services. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product or service. Thus, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our products and services.
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
Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, or challenging the validity, enforceability or scope of our patents, the outcome of which would be uncertain and could have a negative impact on the success of our business. It is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our products and services, or that we may be accused of misappropriating third parties’ trade secrets or infringing third parties’ trademarks. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our products or services, including interference proceedings, post grant review and inter partes review before the USPTO or equivalent foreign regulatory authority. Furthermore, we may also become involved in other proceedings, such as reexamination, derivation or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. Because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents, which our current or future products or services infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third party patents are valid and enforceable, and infringed by the use of our products and/or services, which could have a negative impact on the commercial success of our current and any future products or services. If we were to challenge the validity of any such third party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Conversely, in the United States, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. We will have similar burdens to overcome in foreign courts in order to successfully challenge a third party claim of patent infringement.
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
Patents covering our products could be found invalid or unenforceable if challenged in court or before administrative bodies globally.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices globally. We may become involved in opposition, derivation, revocation, reexamination, post-grant review, inter partes review (“IPR”) or other similar proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications. Such challenges may result in loss of patent rights, in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology or products. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.
In addition, if we initiate legal proceedings against a third party to enforce a patent covering our products, the defendant could counterclaim that such patent is invalid or unenforceable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise claims challenging the validity or enforceability of our patents before administrative bodies globally, even outside the context of litigation, including through re-examination, post-grant review, IPR, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of or amendment to our patents in such a way that they no longer cover our products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art,
We may not be able to protect our intellectual property and proprietary rights throughout the world.
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
As of December 31, 2023, our executive officers, directors and 5% stockholders beneficially own a substantial amount of our common stock. Therefore these stockholders will have the ability to influence us through this ownership position. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.
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

Ongoing and Potential Conflicts Could Adversely Affect our Business, Financial Condition, or Results of Operations.
The length, impact, and outcome of ongoing military conflicts is highly unpredictable and could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, social and political, trade barriers or disputes, changes in consumer preferences, as well as an increase in espionage and cyberattacks. The extent and duration of the military action, sanctions, other consequences could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Impacts to our business may include, but are not limited to, procedures performed, demand for our products, and ability to spend on capital equipment and healthcare in general. A broadening of this conflict, or the initiation of other conflicts globally may heighten these risks. Any such disruption may also amplify the impact of other risks described.
We are actively monitoring the ongoing conflict between Israel and Hamas and assessing the impacts on our business, including our business partners and customers. To date, we have not experienced any material interruptions in our operations. We have no way to predict the progress, outcome, or consequences of the military conflict in the Israel-Gaza regions and any potential increases in hostilities in the Middle East.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on, or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
Our information technology team conducts monthly security assessments to identify cybersecurity threats utilizing third-party experts retained by us, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. Our research and development team utilizes third-party experts to evaluate cybersecurity risks during our product development process. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we reasonably address any identified gaps in existing safeguards and regularly monitor the effectiveness of our safeguards. Our head of information technology periodically make reports to the Company’s Chief Financial Officer on the results of our risk assessment and mitigation process.
As part of our overall risk management system, we monitor and test our safeguards and train all of our employees on cybersecurity safeguards related to our information technology systems. Personnel at all levels and departments are made aware of our cybersecurity policies through random cybersecurity testing and remedial trainings. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, and procedures, will be fully implemented, complied with or effective in protecting our systems and information.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
See the section titled “Risk Factors” in this Annual Report for additional information.
Cybersecurity Governance
One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through delegation of primary responsibility to the audit committee. The audit committee receives periodic reports, at least annually, on our cybersecurity program, industry best practices, and any incidents or trends.
Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. The audit committee receives annual reports from management personnel responsible for enterprise risk management, which also evaluates cybersecurity among other enterprise level risks on an annual basis.

Our security officer, our Chief Financial Officer, and our head of information technology are primarily responsible to assess and manage our material risks from cybersecurity threats. Our incident response plan designates our head of information technology as primarily responsible for identifying and evaluating any cybersecurity incident or suspected incident, and reporting any such incidents to management (including the security officer, Chief Financial Officer, and Chief Legal Officer) in order for management to evaluate materiality, and to report to our audit committee, our board of directors and make public disclosures as applicable.
Item 2. Properties
Our principal office is located at 150 Baytech Drive, San Jose, California, where we lease approximately 158,221 square feet of office space. The lease commenced in July 2022, and will continue for 122 months following thereafter, with two five year options to extend the term of the lease.
We exited our previous principal office in Redwood City, California in September 2023.
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
Our common stock has been listed on the Nasdaq Global Market under the symbol “PRCT” since September 14, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of Common Stock
As of February 23, 2024, there were 196 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The following generally compares our results of operations for the years ended December 31, 2023 and 2022. A detailed discussion comparing our results of operations for the years ended December 31, 2022 and 2021 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. The AquaBeam Robotic System employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We designed our AquaBeam Robotic System to enable consistent and reproducible BPH surgery outcomes. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that are independent of prostate size and shape, and delivers resection independent of surgeon experience. We have developed a significant and growing body of clinical evidence, which includes over 150 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of December 31, 2023, we had an install base of 418 AquaBeam Robotic Systems globally, including 315 in the United States.
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
We manufacture the AquaBeam Robotic System, the handpiece, integrated scope and other accessories at our facility in San Jose, California. This includes supporting the supply chain distribution and logistics of the various components. Components, sub-assemblies and services required to manufacture our products are purchased from numerous global suppliers. Each AquaBeam Robotic System is shipped to our customers with a third-party manufactured ultrasound system and probe. We utilize a well-known third-party logistics provider located in the United States and the Netherlands to ship our products to our customers globally.

We generated revenue of $136.2 million and $75.0 million, for the years ended December 31, 2023 and 2022, respectively, and incurred a net loss of $105.9 million and $87.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $454.6 million.
Factors Affecting Our Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. While these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information. These factors include:
•Grow our install base of AquaBeam Robotic Systems: As of December 31, 2023, we had an install base of 418 AquaBeam Robotic Systems globally, including 315 in the United States. In the United States, we are initially focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We are initially targeting 860 high-volume hospitals that we estimate perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. Additionally, there are approximately 1,840 additional U.S. hospitals that perform the remaining 30% of resective BPH procedures that we are targeting. To penetrate these hospitals, we expect to continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. As we increase our install base of AquaBeam Robotic systems we expect our revenue to increase as a result of the system sale and resulting utilization.
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
The following table presents revenue by significant geographical locations for the periods indicated:

	Year Ended December 31,
	2023	2022
United States	91%	90%
Outside the United States	9%	10%
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

Results of Operations
Comparison of Years Ended December 31, 2023 and 2022
The following table shows our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue	$136,191	$75,014	$61,177	82%
Cost of sales	65,142	37,929	27,213	72
Gross profit	71,049	37,085	33,964	92
Gross margin	52%	49%

Operating expenses:
Research and development	48,446	28,981	19,465	67
Selling, general and administrative	131,773	88,828	42,945	48
Total operating expenses	180,219	117,809	62,410	53
Loss from operations	(109,170)	(80,724)	(28,446)	(35)
Interest expense	(3,995)	(5,183)	1,188	23
Interest and other income, net	7,268	2,011	5,257	261
Loss on loan extinguishment	—	(3,258)	3,258	N/M
Net loss	$(105,897)	$(87,154)	(18,743)	(22)
N/M - Not meaningful.
Revenue

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
System sales and rentals	$58,920	$39,728	$19,192	48%
Hand pieces and other consumables	69,522	31,816	37,706	119
Service	7,749	3,470	4,279	123
Total revenue	$136,191	$75,014	61,177	82
Revenue increased $61.2 million, or 82%, to $136.2 million during the year ended December 31, 2023, compared to $75.0 million during the year ended December 31, 2022. The growth in revenue was primarily attributable to an increase of $19.2 million and $37.7 million in revenues from higher sales volumes of both our AquaBeam Robotic System and our single-use disposable handpieces.
Cost of Sales and Gross Margin
Cost of sales increased $27.2 million, or 72%, to $65.1 million during the year ended December 31, 2023, compared to $37.9 million during the year ended December 31, 2022. The increase in cost of sales was primarily attributable to the growth in the number of units sold.
Gross margin increased to 52% during the year ended December 31, 2023, compared to 49% for the year ended December 31, 2022. The increase in gross margin was primarily attributable to the growth in unit sales, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units, partially offset by increases in scrap and warranty costs.
Research and Development Expenses
R&D expenses increased $19.5 million, or 67%, to $48.4 million during the year ended December 31, 2023, compared to $29.0 million during the year ended December 31, 2022. The increase in R&D expenses was primarily due to employee-

related expenses from increased headcount of our R&D organization, as well as increases in third-party product development costs. These expenses support ongoing product improvements and the development of additional and next generation technologies.
Selling, General and Administrative Expenses
SG&A expenses increased $42.9 million, or 48%, to $131.8 million during the year ended December 31, 2023, compared to $88.8 million during the year ended December 31, 2022. The increase in SG&A expenses was primarily due to employee-related expenses of our sales and marketing organization and administrative organizations as we expanded our infrastructure to drive and support our growth in revenue.
Interest Expense
Interest expense decreased $1.2 million to $4.0 million during the year ended December 31, 2023, compared to $5.2 million during the year ended December 31, 2022. The decrease in interest expense was due to entering into a new loan agreement with a lower interest rate compared to our previous loan agreement which occurred during the year ended December 31, 2022.
Interest and Other Income, Net
Interest and other income, net, increased $5.3 million to $7.3 million during the year ended December 31, 2023 compared to $2.0 million during the year ended December 31, 2022. The increase in interest and other income, net was primarily due to higher interest rates earned on our money market funds.
Loss on loan extinguishment
Loss on loan extinguishment decreased to zero during the year ended December 31, 2023 compared to $3.3 million during the year ended December 31, 2022. The increase in loss on loan extinguishment was due to our reacquisition price of our new debt exceeded the carrying amount of our existing debt in the prior year.
Liquidity and Capital Resources
Overview
We completed a follow-on offering of common stock in August 2023, which raised $161.7 million, net of issuance costs. Previously, our primary sources of capital have been from our initial public offering, private placements of redeemable convertible preferred securities and debt financing agreements.
As of December 31, 2023, we had cash and cash equivalents of $257.2 million, an accumulated deficit of $454.6 million, and $52.0 million outstanding on our loan facility. We expect our expenses will increase for the foreseeable future, as we continue to make substantial investments in sales and marketing, operations and research and development. Moreover, we expect to incur additional expenses as a result of operating as a public company, including legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations, and other administrative and professional services expenses. Our future funding requirements will depend on many factors, including:
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
Indebtedness
In October 2022, we entered into a loan and security agreement with Canadian Imperial Bank of Commerce. The Agreement provides for a senior secured term loan facility in the aggregate principal amount of $52.0 million, which was borrowed in full. Proceeds from the term loan facility were used to repay and terminate our previous loan facility, transaction fees, and related expenses. Proceeds from the term loan facility was used to repay and terminate the our previous loan facility, transaction fees, and related expenses.
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
The obligations under the loan and security agreement are secured by substantially all of our assets, including its intellectual property and by a pledge all of our equity interests in its U.S. subsidiaries and 65% of our equity interests in its non-U.S. subsidiaries that are directly owned by us. We are obligated to maintain in deposit accounts held at the lender equal to at least the lesser of (i) $90.0 million or (ii) all of our non-operating cash.
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

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(108,003)	$(80,382)	$(57,334)
Investing activities	(25,206)	(2,653)	(592)
Financing activities	167,795	3,612	262,116
Net increase (decrease) in cash, cash equivalents and restricted cash	$34,586	$(79,423)	$204,190
Net Cash Used in Operating Activities
During the year ended December 31, 2023, net cash used in operating activities was $108.0 million, consisting primarily of a net loss of $105.9 million and an increase in net operating assets of $26.2 million, partially offset by non-cash charges of $24.1 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization resulted in an increases in inventory, accounts receivable, and long-term assets, a decrease in other accrued liabilities, partially offset by a decrease in prepaid expenses and other current assets, and increases in accounts payable, deferred revenue, lease liabilities, accrued compensation and accrued interest expense. Non-cash charges consisted primarily of stock-based compensation, and depreciation.
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
Net Cash Used in Investing Activities
During the year ended December 31, 2023, net cash used in investing activities was $25.2 million, consisting of purchases of property and equipment.
During the year ended December 31, 2022, net cash used in investing activities was $2.7 million, consisting of purchases of property and equipment.
Net Cash Provided by Financing Activities
During the year ended December 31, 2023, net cash provided by financing activities was $167.8 million, consisting primarily of proceeds from the issuance of common stock of $161.7 million, net of issuance costs, and proceeds of $2.5 million from the exercise of stock options.
During the year ended December 31, 2022, net cash provided by financing activities was $3.6 million, consisting primarily of proceeds from the issuance of long-term debt of $51.2 million, net of issuance costs, proceeds of $4.0 million from the exercise of stock options, partially offset by the payment of principal of long-term debt of $50.0 million and prepayment fees associated with our previous loan facility.
Contractual Commitments and Contingencies
The information included in Note 11 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
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
The contracts are typically in the form of a master agreement and a purchase order from the customer. Our AquaBeam Robotic System sales generally contain multiple products and services and can include a combination of the following performance obligations: robotic system, handpieces and consumables, and service.
The Company determines the transaction price it expects to be entitled to in exchange for transferring the promised product to the customer, which is based on the invoiced price for the products. All prices are at fixed amounts per the sales agreement with the customer. The Company generally issues no discounts or other price concessions or a right of return, once the agreement is signed. The Company has granted rebates on a limited basis, and those rebates have been historically immaterial.
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
We determined that certain promises in the multiple-element arrangements, such as installation, training and certain ancillary products, are immaterial, and do not represent separate performance obligations for which transaction price is allocated.
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
See Note 7 to our consolidated financial statements included elsewhere in this Annual Report Form 10-K for information concerning certain of the specific assumption we used in applying the Black-Scholes option pricing model to determine the fair value of our stock options granted in the years ended December 31, 2023 and 2022. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.
Loan Facility Derivative Liability
We have determined that our obligation to pay success fees to a lender upon a successful liquidation event or achieving a revenue target represents freestanding financial instruments. The instrument is classified as a current liability in the consolidated balance sheets and is subject to remeasurement at each consolidated balance sheet date. Any change in fair value is recognized through other income (expense) in the consolidated statements of operations and comprehensive loss. We adjust the carrying values of the loan facility derivative liability for changes in fair value and will continue to do so until the earlier of cash payment or expiration. The assumptions used in determining the fair value of the obligation require significant judgment.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to our financial statements contained in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures

Interest Rate Risk
Cash and cash equivalents of $257.2 million as of December 31, 2023, consisted of securities carried at quoted market prices with an original maturity of three months or less and therefore there is minimal risk associated with fluctuating interest rates. We do not currently use or plan to use financial derivatives in our investment portfolio.
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
Our accounts receivable primarily relate to revenue from the sale or rental of our products. No customers accounted for greater than 10% of accounts receivable at December 31, 2023. We believe that credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms and diversity of our customer base.
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
Years Ended December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PROCEPT BioRobotics Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PROCEPT BioRobotics Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
AquaBeam Robotic Systems Revenue Recognition
As described in Notes 2 and 10 to the consolidated financial statements, for the year ended December 31, 2023, the Company recognized system sales and rentals revenue of $58.9 million, which the majority relates to AquaBeam Robotic Systems. The Company’s AquaBeam Robotic Systems sales generally contain multiple products and services and can include a combination of the following performance obligations: robotic system, handpieces and consumables, and service. The Company recognizes revenue as the performance obligations are satisfied by transferring control of the product or service to a customer. For AquaBeam Robotic Systems (including system components and system accessories) sold directly to end customers, revenue is recognized when the Company transfers control to the customer, which is generally at the time of delivery.
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
February 28, 2024

We have served as the Company’s auditor since 2020.

PROCEPT BioRobotics Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$257,222	$221,859
Restricted cash, current	—	777
Accounts receivable, net	48,376	15,272
Inventory	39,756	28,543
Prepaid expenses and other current assets	5,213	6,175
Total current assets	350,567	272,626
Restricted cash, non-current	3,038	3,038
Property and equipment, net	28,748	8,656
Operating lease right-of-use assets, net	20,241	23,481
Intangible assets, net	1,204	1,477
Other assets	919	51
Total assets	$404,717	$309,329
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$13,499	$9,391
Accrued compensation	16,885	13,447
Deferred revenue	5,656	2,855
Operating leases, current	1,683	2,129
Loan facility derivative liability, current	1,886	—
Other current liabilities	6,318	7,468
Total current liabilities	45,927	35,290
Long-term debt	51,339	51,213
Operating leases, non-current	26,182	23,975
Loan facility derivative liability, non-current	—	1,779
Other non-current liabilities	517	—
Total liabilities	123,965	112,257
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value;
Authorized shares: 10,000 at December 31, 2023 and 2022, respectively
Issued and outstanding shares: none at December 31, 2023 and 2022	—	—
Common stock, $0.00001 par value;
Authorized shares: 300,000 at December 31, 2023 and 2022, respectively
Issued and outstanding shares: 50,771 and 44,828 at December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	735,240	545,753
Accumulated other comprehensive gain (loss)	84	(6)
Accumulated deficit	(454,572)	(348,675)
Total stockholders’ equity	280,752	197,072
Total liabilities and stockholders’ equity	$404,717	$309,329
The accompanying notes are an integral part of these consolidated financial statements.

PROCEPT BioRobotics Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021

Revenue	$136,191	$75,014	$34,473
Cost of sales	65,142	37,929	18,608
Gross profit	71,049	37,085	15,865
Operating expenses:
Research and development	48,446	28,981	18,993
Selling, general and administrative	131,773	88,828	51,036
Total operating expenses	180,219	117,809	70,029
Loss from operations	(109,170)	(80,724)	(54,164)
Interest expense	(3,995)	(5,183)	(5,810)
Interest and other income, net	7,268	2,011	121
Loss on loan extinguishment	—	(3,258)	—
Net loss	$(105,897)	$(87,154)	$(59,853)
Net loss per share, basic and diluted	$(2.24)	$(1.96)	$(3.63)
Weighted-average common shares used to
compute net loss per share attributable to
common shareholders, basic and diluted	47,255	44,400	16,480
Other comprehensive gain (loss):
Unrealized gain (loss) on cash equivalents	90	48	(40)
Comprehensive loss	$(105,807)	$(87,106)	$(59,893)
The accompanying notes are an integral part of these consolidated financial statements.

PROCEPT BioRobotics Corporation
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	25,402	243,854	4,713	$—	$18,788	$(14)	$(201,668)	$(182,894)
Issuance of redeemable convertible preferred stock, net of issuance costs of $290	4,448	84,710	—	—	—	—	—	—
Issuance upon exercise of warrants	62	970	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(29,912)	(329,534)	29,912	—	329,534	—	—	329,534
Issuance of common stock upon initial public offering, net of underwriting discounts, commission and offering expenses of $16,121	—	—	7,539	—	172,364	—	—	172,364
Issuance of common stock under stock plans	—	—	1,512	—	4,184	—	—	4,184
Stock-based compensation expense	—	—	—	—	3,796	—	—	3,796
Unrealized gain on cash equivalents	—	—	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	—	(59,853)	(59,853)
Balance at December 31, 2021	—	—	43,676	—	528,666	(54)	(261,521)	267,091
Issuance of common stock under stock plans	—	—	1,152	—	6,417	—	—	6,417
Stock-based compensation expense	—	—	—	—	10,670	—	—	10,670
Unrealized gain on cash equivalents	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(87,154)	(87,154)
Balance at December 31, 2022	—	—	44,828	—	545,753	(6)	(348,675)	197,072
Issuance of common stock under stock plans	—	—	858	—	6,090	—	—	6,090
Issuance of common stock, net of issuance costs of $10,795	—	—	5,085	—	161,705	—	—	161,705
Stock-based compensation expense	—	—	—	—	21,692	—	—	21,692
Unrealized gain on cash equivalents	—	—	—	—	—	90	—	90
Net loss	—	—	—	—	—	—	(105,897)	(105,897)
Balance at December 31, 2023	—	—	50,771	$—	$735,240	$84	$(454,572)	$280,752

The accompanying notes are an integral part of these consolidated financial statements.

PROCEPT BioRobotics Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021

Cash flows from operating activities:
Net loss	$(105,897)	$(87,154)	$(59,853)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,807	2,841	3,324
Stock-based compensation expense	19,134	10,337	3,796
Change in fair value in derivative liability and redeemable convertible preferred stock warrants	107	283	(199)
Non-cash lease adjustment	13	1,478	(345)
Inventory write-down	995	62	650
Loss on loan extinguishment	—	3,258	—
Changes in operating assets and liabilities:
Accounts receivable, net	(33,103)	(10,809)	(2,914)
Inventory	(9,751)	(15,251)	(6,124)
Prepaid expenses and other current assets	1,051	(1,880)	(2,631)
Other assets	(868)	(51)	—
Accounts payable	5,789	3,959	812
Accrued compensation	3,438	6,972	1,834
Accrued interest expense	125	757	1,045
Deferred revenue	3,317	1,830	792
Operating lease liabilities	4,989	327	—
Other liabilities	(1,149)	2,659	2,479
Net cash used in operating activities	(108,003)	(80,382)	(57,334)
Cash flows from investing activities:
Purchases of property and equipment	(25,206)	(2,653)	(592)
Net cash used in investing activities	(25,206)	(2,653)	(592)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	3,610	2,409	—
Proceeds from issuance of common stock from the exercise of stock options	2,480	4,008	4,184
Proceeds from issuance of common stock from the initial public offering, net of underwriting discounts, commissions and offering expenses	—	—	172,364
Proceeds from issuance of common stock, net of issuance costs	161,705	—	—
Proceeds from the exercise of redeemable convertible preferred stock warrants	—	—	858
Proceeds from issuance of Series G redeemable convertible preferred stock, net of issuance costs	—	—	84,710
Proceeds from issuance of long-term debt, net of issuance costs	—	51,195	—
Payment of principal on long-term debt	—	(50,000)	—
Payment of final payment fee	—	(3,000)	—
Payment of prepayment fee	—	(1,000)	—
Net cash provided by financing activities	167,795	3,612	262,116
Net increase (decrease) in cash, cash equivalents and restricted cash	34,586	(79,423)	204,190
Cash, cash equivalents and restricted cash
Beginning of the period	225,674	305,097	100,907
End of the period	$260,260	$225,674	$305,097
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$257,222	$221,859	$304,320
Restricted cash	3,038	3,815	777
Cash, cash equivalents and restricted cash in balance sheets	$260,260	$225,674	$305,097
Supplemental cash flow information
Interest paid	$4,056	$4,291	$4,750
Non-cash investing and financing activities
Transfer of evaluation units from inventory to property and equipment, net	$347	$124	$(679)

Property and equipment included in accounts payable and accrued expenses	$1,863	$3,544	$210
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$22,854	$—
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$329,534
The accompanying notes are an integral part of these consolidated financial statements.

PROCEPT BioRobotics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Organization
Description of Business
PROCEPT BioRobotics Corporation (the “Company”) was incorporated in the state of California in 2007 and its headquarters are located in San Jose, California. In April 2021, the Company re-incorporated in the state of Delaware. The Company received U.S. Food and Drug Administration clearance in December 2017 to market its AquaBeam® Robotic System, an automated surgical robot providing tissue removal for the treatment of benign prostatic hyperplasia, a prostate gland enlargement condition.
Liquidity
As of December 31, 2023, the Company had cash and cash equivalents of $257.2 million and an accumulated deficit of $454.6 million. Since its inception, the Company has financed its operations with a combination of debt and equity financing arrangements. In August 2023, the Company completed our follow-on offering, which raised $161.7 million, net of issuance costs. The Company expects its cash and cash equivalents, and revenue will be sufficient to fund its operations through at least the next twelve months from the issuance date of these consolidated financial statements. The Company has not achieved positive cash flow from operations to date and expects to continue incurring losses for the foreseeable future as it focuses on growing its business.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements. Management uses significant judgment when making estimates related to its stock-based compensation expense, right-of-use lease asset, lease liability, the valuations of the loan facility derivative liability, as well as certain accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash in banks highly liquid securities determined to be cash equivalents, which are readily convertible into cash and mature within 90 days or less from the original date of purchase. Cash and cash equivalents include money market funds and U.S. treasury bills.
Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. Unrealized gains and losses are recorded in other comprehensive gain (loss) and included as a separate component of stockholders’ equity.
Restricted cash is related to the Company’s letter of credit for the lease of its San Jose, CA location.
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
No customers accounted for more than 10% of revenue during the year ended December 31, 2023, 2022 and 2021. No customers accounted for more than 10% of accounts receivable at December 31, 2023 and 2022.
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
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment and intangible assets, net, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by the asset group to the carrying amount of the asset group. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The Company determines fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. The Company’s cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. No impairment losses were incurred in the periods presented.
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
Loan Facility Derivative Liability
In connection with the Company’s previous loan facility (Note 6), the Company is obligated to pay a fee upon the earlier occurrence of a defined liquidity event, including but not limited to, a merger or sale of our assets or voting stock, or achieving a $200.0 million trailing 12 months revenue target, in each case, by September 2029. The fee is calculated at the time of the liquidity event occurrence to be $1.0 million if only the first installment has been drawn, $2.0 million if the first two installments have been drawn, $2.4 million if the first three installments have been drawn, or $3.0 million if all four installments have been drawn, in each case, upon the occurrence of the liquidity event. At the time of extinguishment, the Company has drawn on the first two installments. The Company has determined this fee is a freestanding derivative instrument. The $1.9 million fair value of this loan facility derivative was initially recorded as a debt discount and a current liability on the date of issuance in connection with obtaining additional financing as applicable and will be revalued every reporting period until the earlier occurrence of a defined liquidity event or achieving a revenue target by September 2029 or termination of such fee arrangement.

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
The contracts are typically in the form of a master agreement and a purchase order from the customer. The Company’s AquaBeam Robotic System sales generally contain multiple products and services and can include a combination of the following performance obligations: robotic system, handpieces and consumables, and service.
The Company determines the transaction price it expects to be entitled to in exchange for transferring the promised product to the customer, which is based on the invoiced price for the products. All prices are at fixed amounts per the sales agreement with the customer.The Company generally issues no discounts or other price concessions or a right of return, once the agreement is signed. The Company has granted rebates on a limited basis, and those rebates have been historically immaterial.
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
The Company has determined that certain promises in the multiple-element arrangements, such as installation, training and certain ancillary products, are immaterial, and do not represent separate performance obligations for which transaction price is allocated.
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
The Company utilizes the practical expedient under ASC 606 and does not disclose unsatisfied performance obligations for service contracts as these contracts generally have an original duration of less than one year. For those contracts with an original duration exceeding one year, the aggregate amount of transaction price allocated to the performance obligations unsatisfied at December 31, 2023 was not material.
Cost of Sales
Cost of sales consists primarily of manufacturing overhead costs, material costs and direct labor, including stock-based compensation. A significant portion of the Company’s cost of sales currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of sales also includes depreciation expense for production equipment, warranty, and field service costs, and purchased intangibles and certain direct costs such as shipping costs.
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
Advertising Expenses
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended December 31, 2023, 2022, and 2021 were $0.3 million, $0.1 million, and $0.1 million respectively.
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

Recently Adopted Accounting Pronouncements
None.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board or FASB, issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for all public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted and should be applied either prospectively or retrospectively. The Company plans to adopt the ASU and related updates on January 1, 2025. The Company is evaluating the impact of this ASU will have on its financial statement disclosures.
3.    Fair Value Measurements
The following is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31,
	2023				2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$6,609	$—	$—	$6,609	$8,870	$—	$—	$8,870
Cash equivalents	250,613	—	—	250,613	212,989	—	—	212,989
Total cash and cash equivalents	$257,222	$—	$—	$257,222	$221,859	$—	$—	$221,859

Loan facility derivative liability	$—	$—	$1,886	$1,886	$—	$—	$1,779	$1,779
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities. The Company’s long-term debt is recorded at its net carrying value, which approximates fair value.
There were no transfers in and out of Level 3 during the years ended December 31, 2023 and 2022.
Loan facility derivative liability
The following table sets forth a summary of the changes in the estimated fair value of the Company’s loan facility derivative liability, classified as Level 3 (in thousands):

	Year Ended December 31,
	2023	2022
Beginning of the period	$1,779	$1,496
Change in fair value	107	283
End of the period	$1,886	$1,779
The fair value of the loan facility derivative liability was determined using a discounted cash flow calculation discounted at 6%.

4.    Composition of Certain Consolidated Financial Statement Items
Inventory (in thousands):

	December 31,
	2023	2022
Raw materials	$16,737	$12,417
Work-in-process	1,142	1,738
Finished goods	21,877	14,388
Total inventory	$39,756	$28,543

Property and Equipment, Net (in thousands):

	December 31,
	2023	2022
Laboratory, manufacturing and computer equipment, and furniture and fixtures	$15,610	$3,260
Rental equipment	897	1,313
Leasehold improvements	12,362	4,941
Evaluation units	—	2,475
Construction in progress	3,548	5,671
Total property and equipment	32,417	17,660
Less: accumulated depreciation and amortization	(3,669)	(9,004)
Total property and equipment, net	$28,748	$8,656
Other Current Liabilities (in thousands):

	December 31,
	2023	2022

Accrued purchases	106	2,006
Professional services	1,558	1,739
Sales tax	1,725	829
Interest	333	532
Travel expenses	519	429
Asset retirement obligation	232	200
Clinical trial expenses	392	175
Other	1,453	1,558
Total other current liabilities	$6,318	$7,468
As of December 31, 2022, other non-current liabilities consisted of an asset retirement obligation for the facility lease which was terminated as of December 31, 2023.
Interest and Other Income (Expense), net (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest income	$7,551	$2,497	$76
Decrease in fair value of preferred stock warrants	—	—	64
Change in fair value of loan facility derivative liability	(107)	(283)	135
Other	(176)	(203)	(154)
Total interest and other income, net	$7,268	$2,011	$121
5.    Intangible Assets
In March 2019, the Company entered into a license agreement with HydroCision, Inc. This agreement grants the Company an exclusive, perpetual, irrevocable, worldwide, fully paid-up license to develop, manufacture and commercialize products in the field of urology using the patented technology and know-how controlled by HydroCision as of the effective date and as well as new patented technology developed by HydroCision that cover certain activities and improvements that relate to the use of fluid jet technology in connection with the licensed products during the period commencing on the effective date and ending on the earlier of the date that the Company ceases to use HydroCision’s existing contract manufacturers and the third anniversary of the effective date. Also included is the right to utilize HydroCision’s contract manufacturers, if desired. The consideration paid was a one-time upfront payment of $2.5 million, as well as allowing HydroCision (a reciprocal license) to use any new patented technology and know-how developed by the Company relating to the HydroCision patented technology and know-how in the field of urology for HydroCision use outside the field of urology. HydroCision will pay for any patent maintenance fees on HydroCision’s licensed patents. As of December 31, 2023 and 2022, accumulated amortization was $1.3 million and $1.0 million, respectively, and the net carrying amount is expected to be amortized at a rate of $0.3 million per year until fully amortized.
Amortization expense for intangible assets for the years ended December 31, 2023, 2022, and 2021 was $0.3 million respectively.
6.    Long-Term Debt
In October 2022, the Company entered into a loan and security agreement (“The Agreement”) with Canadian Imperial Bank of Commerce, or CIBC. The Agreement provides for a senior secured term loan facility in the aggregate principal amount of $52.0 million (the "Term Loan Facility") which was borrowed in full.
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
The obligations under the Loan Agreement are secured by substantially all of the Company's assets, including its intellectual property and by a pledge all of the Company's equity interests in its U.S. subsidiaries and 65% of the Company's equity interests in its non-U.S. subsidiaries that are directly owned by the Company. In June 2023, the Term Loan Facility was amended to lower the amount the Company is obligated to maintain in deposit accounts held at the lender to the lesser of (i) $90.0 million or (ii) all of its non-operating cash and allow the Company to maintain cash or cash equivalents in excess of that amount with other financial institutions.
The Company recorded a loss on loan extinguishment in the amount of $3.3 million in its consolidated statements of operations and comprehensive loss at December 31, 2022. The loss was attributed to the acquisition price of the CIBC debt exceeded the carrying amount of the Company’s previous loan facility.
7.    Stock-Based Compensation
2021 Equity Incentive Award Plan
In September 2021, the Company adopted the 2021 Equity Incentive Award Plan (the “2021 Plan”), which allows for the granting of stock options and stock purchase rights to the employees, members of the board of directors, and consultants of the Company. A total of 7,729,013 shares of common stock were reserved for issuance under the 2021 Plan. Options granted under the 2021 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to the Company’s employees, including officers and directors who are also employees. NSOs may be granted to employees and consultants.
Options under the 2021 Plan may be granted for periods of up to 10 years and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant.
Granted options for newly hired employees usually vest over four years monthly with a one-year cliff vesting, and follow-on options vest monthly over four years with no cliff vesting. Options granted to consultants have various vesting schedules depending on the underlying consulting arrangement and anticipated period of service. Granted restricted stock units usually vest over four years annually. As of December 31, 2023, there were 5.2 million shares available for grant and 2.3 million awards outstanding under the 2021 Plan.

2008 Stock Plan
The Company ceased making awards under the 2008 Stock Plan upon the effective date of the Company’s IPO. In 2008, the Company adopted the 2008 Stock Plan (the “2008 Plan”), which allows for the granting of stock options and stock purchase rights to the employees, members of the board of directors, and consultants of the Company. Options granted under the 2008 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to the Company’s employees, including officers and directors who are also employees. NSOs may be granted to employees and consultants. Options granted under the 2008 Plan will start expiring in August 2021. Options outstanding under the 2008 Plan will expire upon forfeiture. As of December 31, 2023, 4.5 million options were outstanding under the 2008 Plan.
2021 Employee Stock Purchase Plan
In September 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The 2021 ESPP became effective on the effective date of the IPO. A total of 412,988 shares were initially reserved for issuance under the 2021 ESPP. Additionally, the number of shares of common stock reserved for issuance under the 2021 ESPP will increase automatically each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; or (2) such lesser number as determined by the Company’s board of directors. The number of shares that may be issued under the 2021 ESPP shall not exceed a total of 10,526,315 shares. As of December 31, 2023, approximately 245,000 shares have been issued under the 2021 ESPP. As of December 31, 2023, there were 1.1 million shares available for grant under the 2021 ESPP.
Total stock-based compensation recognized, before taxes, are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of sales	$2,493	$1,053	$253
Research and development	4,798	2,230	783
Sales, general and administrative	14,401	7,387	2,760
Stock-based compensation capitalized in inventory	$(2,558)	$(333)	—
Total stock-based compensation	$19,134	$10,337	$3,796
Stock Options
A summary of the Company’s stock option activity and related information are as follows (options in thousands):

	Year Ended
	December 31, 2023
	Options	Weighted Average Exercise Price
Outstanding, beginning of period	5,353	$6.93
Granted	398	36.83
Exercised	(520)	4.77
Forfeited	(16)	11.62
Outstanding, end of period	5,215	9.42
Vested and expected to vest	5,215	9.42
Exercisable	4,042	6.80
The weighted-average grant date fair value of options granted during the years of December 31, 2023 and 2022 was $21.02 and $19.15, respectively. As of December 31, 2023, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $144.0 million and options outstanding were $169.5 million. The aggregate pre-tax intrinsic value of options exercised was $15.4 million and $29.8 million during the years ended December 31, 2023 and 2022, respectively. The aggregate pre-tax intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. The total fair value of options vested was $5.8 million and $4.8 million during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, total unrecognized stock-based compensation related to unvested stock options was $10.9 million, which the Company expects to recognize over a remaining weighted-average period of 2.4 years.
The fair value of the options granted to employees or directors was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Year Ended December 31,
	2023	2022	2021
Expected life (years)	6.0	5.9	6.0
Expected volatility	57%	55%	50%
Risk-free interest rate	4.0%	2.5%	1.0%
Expected dividend rate	—%	—%	—%
Weighted-average fair value	$21.02	$19.15	$4.36
Restricted Stock Units
A summary of the Company’s restricted stock unit or RSU activity and related information are as follows (RSUs in thousands):

	Year Ended
	December 31, 2023
	Restricted Stock Units	Weighted-Average Fair Value
Outstanding, beginning of period	742	$36.35
Granted	1,144	36.16
Canceled/forfeited	(119)	35.31
Released	(202)	36.50
Outstanding, end of period	1,565	36.27
The weighted-average grant date fair value of RSUs granted during the years of December 31, 2023 and 2022 was $36.16 and $36.23, respectively.
As of December 31, 2023, the aggregate pre-tax intrinsic value of RSUs outstanding was $65.6 million, calculated based on the closing price of the Company’s common stock at the end of the period.
As of December 31, 2023, total unrecognized stock-based compensation related to unvested RSUs was $46.0 million, which the Company expects to recognize over a remaining weighted-average period of 3.0 years.
Employee Stock Purchase Plan
As of December 31, 2023, there was approximately $0.8 million of unrecognized cost related to employee stock purchases under the 2021 ESPP. This cost is expected to be recognized over a weighted average period of 0.4 years. As of December 31, 2023, a total of 1.1 million shares were available for issuance under the 2021 ESPP.
The fair value of the options granted under the 2021 ESPP to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Year Ended December 31,
	2023	2022
Expected life (years)	0.7	0.7
Expected volatility	53%	56%
Risk-free interest rate	5.1%	4.2%
Expected dividend rate	—%	—%
Weighted-average fair value	$11.20	$15.11
There were no shares issued under the ESPP for the year ended December 31, 2021.

8.    Income Taxes
The Company did not record an income tax provision for the periods presented.
Reconciliation between the tax provision computed at the federal statutory income tax rate and the Company's actual effective income tax rate are as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory tax rate	21%	21%	21%
R&D tax credit	1	2	2
Stock-based compensation and other permanent differences	(1)	2	—
Change in valuation allowance	(21)	(25)	(23)
Total	—%	—%	—%
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
Significant components of net deferred tax assets are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$80,273	$65,197
Property and equipment	203	847
R&D tax credit	9,224	7,346
Stock-based compensation	3,829	2,082
Capitalized R&D expenses	20,644	12,971
Inventory	2,708	2,279
Lease liability	6,824	6,404
Accruals and reserves	2,713	2,758
Total deferred tax assets	126,418	99,884
Valuation allowance	(121,461)	(94,056)
Net deferred tax assets	4,957	5,828
Deferred tax liabilities:
Right-of-use assets	(4,957)	(5,828)
Total deferred tax liabilities	(4,957)	(5,828)
Net deferred tax assets	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company's history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. The valuation allowance increased by $27.4 million during the year ended December 31, 2023.
As of December 31, 2023 and 2022, the Company has U.S. federal net operating loss (“NOL”) carryforwards of approximately $326.3 million and $264.6 million, respectively, expiring beginning 2028. As of December 31, 2023 and 2022, the Company has U.S. state and local NOL carryforwards of approximately $194.0 million and $155.7 million, respectively, expiring beginning 2028.
As of December 31, 2023 and 2022, the Company has federal research and development credit carryforwards of approximately $7.5 million and $6.0 million, respectively, available to reduce future taxable income, if any. As of December 31, 2023 and 2022, the Company has California research and development credit carryforwards of approximately $6.0 million and $4.8 million, respectively, available to reduce future taxable income, if any.

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
The Company files federal, state, and foreign income tax returns. The tax periods 2008 through 2023 remain open in most jurisdictions. In addition, any tax losses that were generated in prior years and carried forward may also be subject to examination by respective authorities. The Company is not currently under examination by federal, state or foreign income tax authorities.
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
A reconciliation of the change in the unrecognized tax benefit during the year is as follows (in thousands):

	December 31,
	2023	2022	2021
Beginning of year	$2,700	$1,917	$1,407
Additions for tax positions related to:
Current year	842	783	510
Prior years	(150)	—	—
End of year	$3,392	$2,700	$1,917
As of December 31, 2023, the Company had a total of $3.4 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization. The Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.
The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2023, the Company has not accrued interest or penalties related to uncertain tax positions.
9.    Net Loss Per Share
Net loss per share was determined as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(105,897)	$(87,154)	$(59,853)
Weighted-average common stock outstanding	47,255	44,400	16,480
Net loss per share, basic and diluted	$(2.24)	$(1.96)	$(3.63)

The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	December 31,
	2023	2022	2021
Common stock options	5,215	5,353	6,365
Restricted stock units	1,565	742	35
Employee stock purchase plan	80	110	193
Total	6,860	6,205	6,593

10.    Geographical Information
The following table presents revenue disaggregated by type and geography (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S.
System sales and rentals	$53,626	$36,527	$19,375
Handpieces and other consumables	64,051	28,543	8,893
Service	6,620	2,698	680
Total U.S. revenue	124,297	67,768	28,948
Outside of U.S.
System sales and rentals	5,294	3,201	2,493
Handpieces and other consumables	5,471	3,273	2,634
Service	1,129	772	398
Total outside of U.S. revenue	11,894	7,246	5,525
Total revenue	$136,191	$75,014	$34,473
For the year ended December 31, 2023 and 2022, substantially all of the Company’s long-lived assets are held in the United States.
11.    Commitments and Contingencies
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2023, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
Facility Leases
The Company previously leased a facility located in Redwood City, California. In September 2023, the Company exited the facility. In October 2023, the lease expired and was not renewed.
In December 2021, the Company entered into a lease for two existing buildings, comprising approximately 158,221 square feet of space, located in San Jose, California. The lease commenced in July 2022, and will continue for 122 months following thereafter, with two five year options to extend the term of the lease.
The Company began operations in at this facility in September 2023. The lease provides for annual base rent of $4.3 million for the first year, which increases on a yearly basis up to $5.5 million for the tenth year, for an aggregate of $49.2 million. Under the terms of the lease, the Company expects to receive an allowance of up to $7.9 million from the landlord to be applied to the Company’s construction of tenant improvements following the landlord’s delivery of the two buildings to the Company. During the year ended December 31, 2022, the Company recorded both an right-of-use asset and liability of $22.7 million related to the lease. The lease agreement provides for an escalation of rent payments each year and the Company records rent expense on a straight-line basis over the term of the lease. Rent is payable monthly.
The following table presents supplemental lease information:

	Year Ended December 31,
	2023	2022	2021
Weighted-average lease term	9.2 years	9.4 years	1.8 years
Weighted-average discount rate	8.5%	8.7%	10.8%
Rent expense recognized under the leases, including additional rent charges for utilities, parking, maintenance and real estate taxes, was $8.4 million, $5.1 million and $2.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Future minimum annual operating lease and debt repayments are as follows (in thousands):

As of December 31, 2023	Minimum Lease Payments	Debt Repayments	Total
2024	$4,184	$—	$4,184
2025	4,297	4,333	8,630
2026	4,426	26,000	30,426
2027	4,808	21,667	26,475
2028	4,952	—	4,952
Thereafter	22,297	—	22,297
Total minimum payments	44,964	52,000	96,964
Less: amount representing interest/unamortized debt discount/tenant improvement allowance	(17,099)	(661)	(17,760)
Present value of future payments	27,865	51,339	79,204

As of December 31, 2023 and 2022, the Company’s security deposit is in the form of, and recorded as, restricted cash.
12.    Defined Contribution Plan
The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Employer contributions were $1.5 million, $0, and $0 for the year ended December 31, 2023, 2022, and 2021, respectively.

Item 9. Changes in and Disagreements with Accountants
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO and CFO and effected by our Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023.
Management assessed our internal control over financial reporting as of December 31, 2023 using the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective, based on these criteria. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated within their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

4.1
Description of PROCEPT BioRobotics Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the registrant’s annual report on Form 10-K for the year ended December 31, 2021 (File No. 001-40797))

10.1+
Offer Letter, by and between the Registrant and Reza Zadno, Ph.D., dated as of January 31, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.2+
Offer Letter, by and between the Registrant and Kevin Waters, dated as of August 7, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.3+
Offer Letter, by and between the Registrant and Hisham Shiblaq, dated as of March 21, 2019 (incorporated by reference to Exhibit 10.3 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.4+
Offer Letter, by and between the Registrant and Alaleh Nouri, dated as of May 15, 2018 (incorporated by reference to Exhibit 10.18 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2023 (File No. 001-40797))

10.5+	Amended and Restated 2008 Stock Plan (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.5(a)+
Form of Stock Option Agreement under the Amended and Restated 2008 Stock Plan (incorporated by reference to Exhibit 10.4(a) to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.6	Form of Indemnification and Advancement Agreement (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.7
Amended and Restated Exclusive License Agreement, by and between the Registrant and AquaBeam LLC, dated as of September 13, 2019 (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.8	Not used.

10.9
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

10.11*	Non-Employee Director Compensation Program

10.12+	2021 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.12(a)+	Form of Stock Option Agreement under the 2021 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.11(a) to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.12(b)+
Form of Restricted Stock Unit Agreement under the 2021 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.11(b) to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.13+
Amended and Restated 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ending September 30, 2023 (File No. 001-40797))

10.14+
Amended and Restated Change of Control Severance Agreement, by and between the Registrant and Reza Zadno, Ph.D., dated September 17, 2021 (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.15+
Amended and Restated Change of Control Severance Agreement, by and between the Registrant and Kevin Waters, dated September 17, 2021 (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.16+
Amended and Restated Change of Control Severance Agreement, by and between the Registrant and Hisham Shiblaq, dated September 17, 2021 (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.17+
Amended and Restated Change of Control Severance Agreement, by and between the Registrant and Alaleh Nouri, dated September 17, 2021 (incorporated by reference to Exhibit 10.19 to the registrant’s quarterly report of Form 10-Q for the period ended March 31, 2023 (File No. 001-40797))

10.18
Loan and Security Agreement, by and among Canadian Imperial Bank of Commerce, the Registration, and each Borrower and Guarantor from time to time, dated as of October 6, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 10, 2022 (File No. 001-40797))

10.18(a)
First Amendment to Loan and Security Agreement, by and between Canadian Imperial Bank of Commerce and the Registrant, dated June 1, 2023 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 2, 2023 (File No. 001-40797))

10.19#
Confidential Exclusive Patent License and Covenant Not to Sue, by and between the Registrant and HydroCision, Inc., dated March 14, 2019 (incorporated by reference to Exhibit 10.7(d) to the registrant’s annual report on Form 10-K for the year ended December 31, 2022 (File No. 001-40797))

21.1*	List of subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Compensation Recovery Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

PROCEPT BIOROBOTICS CORPORATION

Date:	February 28, 2024	By:	/s/ Reza Zadno
			Name:	Reza Zadno, Ph.D.
			Title:	Chief Executive Officer
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

Signature	Title	Date

/s/ Reza Zadno	President, Chief Executive Officer and Director	February 28, 2024
Reza Zadno, Ph.D.	(principal executive officer)

/s/ Kevin Waters	EVP, Chief Financial Officer	February 28, 2024
Kevin Waters	(principal financial and accounting officer)

/s/ Frederic Moll, M.D.	Director and Chair of the Board	February 28, 2024
Frederic Moll, M.D.

/s/ Antal Desai	Director	February 28, 2024
Antal Desai

/s/ Amy Dodrill	Director	February 28, 2024
Amy Dodrill

/s/ Mary Garrett	Director	February 28, 2024
Mary Garrett

/s/ Taylor Harris	Director	February 28, 2024
Taylor Harris

/s/ Thomas Krummel, M.D.	Director	February 28, 2024
Thomas Krummel, M.D.

/s/ Elisabeth Sandoval-Little	Director	February 28, 2024
Elisabeth Sandoval-Little

/s/ Colby Wood	Director	February 28, 2024
Colby Wood