Form 10-Q
period 2024-03-31
PROCEPT BioRobotics Corp
filed 2024-05-02
CIK 1588978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 51,424,151 shares of common stock as of April 29, 2024.

PROCEPT BioRobotics Corporation
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended March 31, 2024
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

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$225,576	$257,222
Accounts receivable, net	56,081	48,376
Inventory	41,622	39,756
Prepaid expenses and other current assets	5,907	5,213
Total current assets	329,186	350,567
Restricted cash, non-current	3,038	3,038
Property and equipment, net	28,488	28,748
Operating lease right-of-use assets, net	19,892	20,241
Intangible assets, net	1,136	1,204
Other assets	1,160	919
Total assets	$382,900	$404,717
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,084	$13,499
Accrued compensation	11,469	16,885
Deferred revenue	5,860	5,656
Operating lease, current	1,701	1,683
Loan facility derivative liability, current	1,914	1,886
Other current liabilities	7,622	6,318
Total current liabilities	38,650	45,927
Long-term debt	51,371	51,339
Operating lease, non-current	28,315	26,182
Other liabilities	517	517
Total liabilities	118,853	123,965
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value;
Authorized shares: 10,000 at March 31, 2024 and December 31, 2023
Issued and outstanding shares: none at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value;
Authorized shares: 300,000 at March 31, 2024 and December 31, 2023
Issued and outstanding shares: 51,393 and 50,771 at March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	744,463	735,240
Accumulated other comprehensive gain	113	84
Accumulated deficit	(480,529)	(454,572)
Total stockholders’ equity	264,047	280,752
Total liabilities and stockholders’ equity	$382,900	$404,717
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$44,539	$24,404
Cost of sales	19,505	11,913
Gross profit	25,034	12,491
Operating expenses:
Research and development	13,084	10,737
Selling, general and administrative	39,599	30,131
Total operating expenses	52,683	40,868
Loss from operations	(27,649)	(28,377)
Interest expense	(1,045)	(886)
Interest and other income, net	2,737	779
Net loss	$(25,957)	$(28,484)
Net loss per share, basic and diluted	$(0.51)	$(0.63)
Weighted-average common shares used to
compute net loss per share attributable to
common shareholders, basic and diluted	51,011	45,066
Other comprehensive loss:
Unrealized gain on cash equivalents	29	21
Comprehensive loss	$(25,928)	$(28,463)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	50,771	$—	$735,240	$84	$(454,572)	$280,752
Issuance of common stock under stock plans	622	—	2,586	—	—	2,586
Stock-based compensation expense	—	—	6,637	—	—	6,637
Unrealized gain on cash equivalents	—	—	—	29	—	29
Net loss	—	—	—	—	(25,957)	(25,957)
Balance at March 31, 2024	51,393	$—	$744,463	$113	$(480,529)	$264,047

Balance at December 31, 2022	44,828	$—	$545,753	$(6)	$(348,675)	$197,072
Issuance of common stock under stock plans	181	—	380	—	—	380
Stock-based compensation expense	—	—	4,137	—	—	4,137
Unrealized gain on cash equivalents	—	—	—	21	—	21
Net loss	—	—	—	—	(28,484)	(28,484)
Balance at March 31, 2023	45,009	$—	$550,270	$15	$(377,159)	$173,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(25,957)	$(28,484)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,184	793
Stock-based compensation expense	6,256	3,724
Change in fair value of derivative liability	28	26
Non-cash lease adjustment	(96)	495
Inventory write-down	—	228
Changes in operating assets and liabilities:
Accounts receivable, net	(7,706)	(5,370)
Inventory	(1,486)	(10,136)
Prepaid expenses and other current assets	(679)	1,931
Other assets	(241)	—
Accounts payable	(2,311)	2,225
Accrued compensation	(5,417)	(6,039)
Accrued interest expense	32	28
Deferred revenue	205	1,088
Reimbursements for leasehold improvements from operating leases	2,596	3,217
Other liabilities	1,306	346
Net cash used in operating activities	(32,286)	(35,928)
Cash flows from investing activities:
Purchases of property and equipment	(1,946)	(5,339)
Net cash used in investing activities	(1,946)	(5,339)
Cash flows from financing activities:
Proceeds from issuance of common stock from the exercise of stock options	2,586	380
Net cash provided by financing activities	2,586	380
Net decrease in cash, cash equivalents and restricted cash	(31,646)	(40,887)
Cash, cash equivalents and restricted cash
Beginning of the period	260,260	225,674
End of the period	$228,614	$184,787
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$225,576	$180,972
Restricted cash	3,038	3,815
Cash, cash equivalents and restricted cash in balance sheets	$228,614	$184,787
Supplemental cash flow information
Interest paid	$1,004	$1,121
Non-cash investing and financing activities
Transfer of evaluation or rental units from inventory to property and equipment, net	$177	$(62)
Property and equipment included in accounts payable and accrued expenses	$559	$2,269
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    Organization
Description of Business
PROCEPT BioRobotics Corporation (the “Company”) is a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. It develops, manufactures and sells the AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. The AquaBeam Robotic System employs a single-use disposable handpiece to deliver the Company’s proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. The Company received U.S. Food and Drug Administration clearance in December 2017 to market its AquaBeam Robotic System pursuant to a de novo classification. On August 30 2023, The Company received 510(k) clearance from FDA to remove the contraindication from its labeling that restricted Aquablation therapy from treating BPH in patients that also have an active diagnosis of prostate cancer.

2.    Summary of Significant Accounting Policies
Basis of Preparation
The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and pursuant to the rules and regulations of the United States Securities and Exchange Commission or SEC. These condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Unaudited Interim Financial Statements
The accompanying balance sheet as of March 31, 2024, the statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2024 and 2023, and the statements of stockholders’ equity as of March 31, 2024 and 2023, are unaudited. The financial data and other information disclosed in these notes to the financial statements related to March 31, 2024, and the three months ended March 31, 2024 and 2023, are also unaudited. The accompanying balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of March 31, 2024, and the results of its operations and cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024, are not necessarily indicative of results to be expected for the year ending December 31, 2024, or for any other interim period or for any future year and should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed consolidated financial statements. Management uses significant judgment when making estimates related to its stock-based compensation expense, right-of-use lease asset, lease liability, valuations of loan facility derivative liability, as well as certain accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that requires disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker and included within each reported measure of segment profit or loss. The standard also requires disclosure of the composition of other segment items included in the measure of segment profit or loss that are not separately disclosed. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption of this ASU to have an impact on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for all public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted and should be applied either prospectively or retrospectively. The Company plans to adopt the ASU and related updates on January 1, 2025. The Company is evaluating the impact of this ASU will have on its financial statement disclosures.
3.    Fair Value Measurements
The following is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$18,788	$—	$—	$18,788	$6,609	$—	$—	$6,609
Cash equivalents	206,788	—	—	206,788	250,613	—	—	250,613
Total cash and cash equivalents	$225,576	$—	$—	$225,576	$257,222	$—	$—	$257,222

Loan facility derivative liability	$—	$—	$1,914	$1,914	$—	$—	$1,886	$1,886
Cash equivalents consist primarily of money market deposit funds.
There were no transfers in and out of Level 3 during the three months ended March 31, 2024 and year ended December 31, 2023.
The following table sets forth a summary of the changes in the estimated fair value of the Company’s loan facility derivative liability, classified as Level 3 (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning of the period	$1,886	$1,779
Change in fair value	28	26
End of the period	$1,914	$1,805
4.    Inventory
Inventory consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$16,138	$16,737
Work-in-process	1,382	1,142
Finished goods	24,102	21,877
Total inventory	$41,622	$39,756

5.    Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Laboratory, manufacturing and computer equipment, and furniture and fixtures	$20,305	$15,610
Rental equipment	$1,029	897
Leasehold improvements	11,955	12,362
Construction in progress	—	3,548
Total property and equipment	33,289	32,417
Less: accumulated depreciation and amortization	(4,801)	(3,669)
Total property and equipment, net	$28,488	$28,748
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
The obligations under the Loan Agreement are secured by substantially all of the Company's assets, including its intellectual property and by a pledge all of the Company's equity interests in its U.S. subsidiaries and 65% of the Company's equity interests in its non-U.S. subsidiaries that are directly owned by the Company. The Company is obligated to maintain in deposit accounts held at the lender the lesser of (i) $90.0 million or (ii) all of its non-operating cash and allow the Company to maintain cash or cash equivalents in excess of that amount with other financial institutions.

7.    Stock-Based Compensation
Total stock-based compensation recognized, before taxes, are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of sales	$1,312	$461
Research and development	1,212	887
Sales, general and administrative	4,579	2,789
Stock-based compensation capitalized in inventory	(847)	(413)
Total stock-based compensation	$6,256	$3,724
Stock Options
The Company had 6.8 million shares available for grant as of March 31, 2024 under the 2021 Equity Incentive Award Plan or 2021 Plan.
A summary of the Company’s stock option activity and related information are as follows (options in thousands):

	Three Months Ended
	March 31, 2024
	Number of Shares	Weighted-Average Exercise Price
Outstanding, beginning of period	5,215	$9.42
Granted	155	47.20
Exercised	(354)	7.30
Forfeited	(133)	20.46
Outstanding, end of period	4,883	10.47
Vested and expected to vest	4,883	10.47
Exercisable	3,917	6.97
As of March 31, 2024 and December 31, 2023, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $168.3 million and $144.0 million, respectively, and the aggregate pre-tax intrinsic value of options outstanding were $190.2 million and $169.5 million, respectively. The aggregate pre-tax intrinsic value of options exercised was $14.5 million and $2.3 million during the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, there was a total of $12.2 million of unrecognized stock-based compensation expense related to stock options.
The fair value of the options granted to employees or directors was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended March 31,
	2024	2023
Expected life (years)	6.0	6.0
Expected volatility	57%	57%
Risk-free interest rate	4.1%	4.0%
Expected dividend rate	—%	—%
Weighted-average fair value	$26.98	$21.18
Restricted Stock Units

A summary of the Company’s restricted stock unit, or RSU, activity and related information are as follows (RSUs in thousands):

	Three Months Ended
	March 31, 2024
	Number of Shares	Weighted-Average Fair Value
Outstanding, beginning of period	1,565	$36.27
Awarded	818	48.12
Forfeited	(119)	37.26
Vested	(267)	36.15
Outstanding, end of period	1,997	41.09
As of March 31, 2024, there was a total of $76.7 million of unrecognized stock-based compensation expense related to RSUs.
Performance Stock Units
The 2021 Plan provides for issuance of performance stock units or PSUs. PSUs granted are contingent upon the achievement of predetermined market, performance, and service conditions. PSUs are awarded to executives of the Company and generally time vest over two and three years. Vesting is also generally contingent upon achievement of applicable performance metrics. PSU expense is recognized over the requisite service period.

During the period ended March 31, 2024, the Company awarded approximately 61,000 PSU shares with both a performance and service condition. A certain performance condition will be defined at a later date. Per ASC 718 – Compensation, Stock Compensation, these grants have not met the definition of having a grant date, and therefore, no expense has been recognized for these PSUs. Expense will be recognized when the performance condition becomes defined.

During the period ended March 31, 2024, the Company awarded approximately 20,000 PSU shares with both a market and service condition. Unrecognized compensation expense for the period then ended was not material.

No PSU awards were forfeited or released during the period ending March 31, 2024.

Employee Stock Purchase Plan
During the period ended March 31, 2024, there were no stock purchases made under the Employee Stock Purchase Plan or ESPP. As of March 31, 2024, there was approximately $0.3 million of unrecognized cost related to the ESPP. This cost is expected to be recognized over a weighted average period of 0.2 years. As of March 31, 2024, a total of 1.6 million shares were available for issuance under the ESPP.

8.    Net Loss Per Share
Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net loss	$(25,957)	$(28,484)
Weighted-average common stock outstanding	51,011	45,066
Net loss per share, basic and diluted	$(0.51)	$(0.63)

The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	March 31,
	2024	2023
Stock options	4,883	5,626
Restricted and performance stock units	2,078	1,371
Employee stock purchase plan	87	100
Total	7,048	7,097
9.    Revenue
The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended March 31,
	2024	2023
U.S.
System sales and rentals	$14,236	$8,770
Handpieces and other consumables	23,618	11,770
Service	2,347	1,235
Total U.S. revenue	40,201	21,775
Outside of U.S.
System sales and rentals	1,740	1,469
Handpieces and other consumables	2,343	906
Service	255	254
Total outside of U.S. revenue	4,338	2,629
Total revenue	$44,539	$24,404

10.    Segment, Geographical, and Customer Concentration
The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. The Company’s assets are primarily based in the United States.
No customers accounted for more than 10% of revenue during the three months ended March 31, 2024 and 2023.
No customer accounted for more than 10% of accounts receivable at March 31, 2024 and December 31, 2023.
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended March 31,
	2024	2023
United States	90%	89%
Outside the United States	10%	11%
11.    Commitments and Contingencies
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any material claims or been required to defend any action related to its indemnification obligations. As of March 31, 2024 and December 31, 2023, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
Facility Lease
In December 2021, the Company entered into a lease for two existing buildings, comprising approximately 158,221 square feet of space, located in San Jose, California. The lease commenced in July 2022, and will continue for 122 months following thereafter, with two five year options to extend the term of the lease.
Rent expense recognized under the lease, including additional rent charges for utilities, parking, maintenance, and real estate taxes, was $1.6 million and $2.0 million for the three months ended March 31, 2024 and 2023.
Future minimum annual operating lease and debt repayments are as follows (in thousands):

As of March 31, 2024	Minimum Lease Payments	Debt Repayments	Total
2024	$3,129	$—	$3,129
2025	4,297	4,333	8,630
2026	4,426	26,000	30,426
2027	4,808	21,667	26,475
2028	4,952	—	4,952
Thereafter	22,297	—	22,297
Total minimum payments	43,909	52,000	95,909
Less: amount representing interest/unamortized debt discount	(13,893)	(629)	(14,522)
Present value of future payments	30,016	51,371	81,387
Less: current portion	(1,701)	—	(1,701)
Non-current portion	$28,315	$51,371	$79,686
,
As of March 31, 2024 and December 31, 2023, the Company’s security deposit is in the form of, and recorded as, restricted cash.
12.    Defined Contribution Plan
The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Employer contributions were $0.7 million and $0.5 million for the three months ended March 31, 2024 and 2023.

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
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. By 2060, it is expected that the number of men over 65 years old in the United States will double and include a corresponding increase in the number of men with enlarged prostates. The AquaBeam Robotic System employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that are independent of prostate size and shape. We have developed a significant and growing body of clinical evidence, which includes approximately 150 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of March 31, 2024, we had an install base of 462 AquaBeam Robotic Systems globally, including 354 in the United States.
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
We generated revenue of $44.5 million and incurred a net loss of $26.0 million for the three months ended March 31, 2024, compared to revenue of $24.4 million and a net loss of $28.5 million for the three months ended March 31, 2023. As of March 31, 2024, we had cash and cash equivalents of $225.6 million and an accumulated deficit of $480.5 million.
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
•Grow our install base of AquaBeam Robotic Systems: As of March 31, 2024, we had an install base of 462 AquaBeam Robotic Systems globally, including 354 in the United States. In the United States, we are initially focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We are initially targeting 860 high-volume hospitals that we estimate perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. Additionally, there are approximately 1,840 additional U.S. hospitals that perform the remaining 30% of resective BPH procedures that we are targeting. To penetrate these hospitals, we expect to continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. As we increase our install base of AquaBeam Robotic systems we expect our revenue to increase as a result of the system sale and resulting utilization.
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
We generate our revenue primarily from recurring revenue associated with sales of our single-use disposable handpieces that are used during each surgery performed with our system. Additionally, there is a non-recurring portion of our business, which includes sales of our AquaBeam Robotic System. Other revenue is derived from service and repair, other consumables, and extended service contracts with new and existing customers. We expect our revenue to increase in absolute dollars for the foreseeable future as we continue to focus on driving adoption of Aquablation therapy, and increased system utilization, though it may fluctuate from quarter to quarter.
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended March 31,
	2024	2023
United States	90%	89%
Outside the United States	10%	11%
We expect that both our U.S. and international revenue will increase in the near term as we continue to expand the install base of AquaBeam Robotic Systems and increase the units sold of our single-use disposable handpieces. We expect our increase in revenue in absolute dollars to be larger in the United States.
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
Operating Expenses
Research and Development
Research and development, or R&D, expenses consist primarily of engineering, product development, regulatory affairs, consulting services, materials, depreciation and other costs associated with products and technologies being developed. These expenses include employee and non-employee compensation, including stock-based compensation, supplies, materials, quality assurance expenses, consulting, related travel expenses and facilities expenses. We expect our R&D expenses to increase in absolute dollars for the foreseeable future as we make strategic investments in R&D, continue to develop, enhance and commercialize new products and technologies, though it may fluctuate from quarter to quarter. However, over time, we expect our R&D expenses to decrease as a percentage of revenue.

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

Results of Operations
The following tables show our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue	$44,539	$24,404	$20,135	83%
Cost of sales	19,505	11,913	7,592	64
Gross profit	25,034	12,491	12,543	100
Gross margin	56%	51%

Operating expenses:
Research and development	13,084	10,737	2,347	22
Selling, general and administrative	39,599	30,131	9,468	31
Total operating expenses	52,683	40,868	11,815	29
Loss from operations	(27,649)	(28,377)	728	3
Interest expense	(1,045)	(886)	(159)	(18)
Interest and other income, net	2,737	779	1,958	251
Net loss	$(25,957)	$(28,484)	$2,527	9

Comparison of Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
System sales and rentals	$15,976	$10,239	$5,737	56%
Handpieces and other consumables	25,961	12,676	13,285	105
Service	2,602	1,489	1,113	75
Total revenue	$44,539	$24,404	$20,135	83

Revenue increased $20.1 million, or 83%, to $44.5 million during the three months ended March 31, 2024, compared to $24.4 million during the three months ended March 31, 2023. The growth in revenue was primarily attributable to an increase of $18.4 million in revenue derived from the United States. The increase was due to higher sales volumes of system sales, handpieces, other consumables, and service contracts.
Cost of Sales and Gross Margin
Cost of sales increased $7.6 million, or 64%, to $19.5 million during the three months ended March 31, 2024, compared to $11.9 million during the three months ended March 31, 2023. The increase in cost of sales was primarily attributable to the growth in the number of units sold.
Gross margin increased to 56% during the three months ended March 31, 2024, compared to 51% for the three months ended March 31, 2023. The increase in gross margin was primarily attributable to the growth in unit sales, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units, and to a lesser extent, an increase in average selling prices on both our system sales and handpieces.
Research and Development Expenses
R&D expenses increased $2.3 million, or 22%, to $13.1 million during the three months ended March 31, 2024, compared to $10.7 million during the three months ended March 31, 2023. The increase in R&D expenses was primarily due to employee-related expenses of our R&D organization such as salaries and wages, along with an increase in consultant expenses and tooling. These expenses support ongoing product improvements and the development of additional and next generation technologies.
Selling, General and Administrative Expenses
SG&A expenses increased $9.5 million, or 31%, to $39.6 million during the three months ended March 31, 2024, compared to $30.1 million during the three months ended March 31, 2023. The increase in SG&A expenses was primarily due to employee-related expenses of our sales and marketing organization such as salaries and wages and stock-based compensation expense, primarily to expand the commercial organization, and employee-related expenses of our administrative organization such as salaries and wages and stock-based compensation expense, to drive and support our growth in revenue.
Interest Expense
Interest expense increased 0.2 million, or 18% to $1.0 million during the three months ended March 31, 2024, compared to $0.9 million during the three months ended March 31, 2023. The increase in interest expense was primarily due to an increase in the interest rate as compared to the prior period.
Interest and Other Income, Net
Interest and other income, net, increased $2.0 million for the three months ended March 31, 2024. The increase was primarily due to an increase in interest income, which was due to our increase cash balance with increases in interest rates.
Liquidity and Capital Resources
Overview
As of March 31, 2024, we had cash and cash equivalents of $225.6 million, an accumulated deficit of $480.5 million, and $52.0 million outstanding on our loan facility. We expect our expenses will increase for the foreseeable future, in particular as we continue to make substantial investments in sales and marketing, operations and research and development. Moreover, we expect to incur additional expenses as a result of operating as a public company, including legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations, and other administrative and professional services expenses. Our future funding requirements will depend on many factors, including:
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
•the costs associated with a regulatory or government action or other litigation;

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
The obligations under the loan and security agreement are secured by substantially all of our assets, including its intellectual property and by a pledge all of our equity interests in its U.S. subsidiaries and 65% of our equity interests in its non-U.S. subsidiaries that are directly owned by us. We are obligated to maintain in deposit accounts held at the lender equal to at least the lesser of (i) $90.0 million or (ii) all of our non-operating cash and allow us to maintain cash or cash equivalents in excess of that amount with other financial institutions.

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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(32,286)	$(35,928)
Investing activities	(1,946)	(5,339)
Financing activities	2,586	380
Net decrease in cash, cash equivalents and restricted cash	$(31,646)	$(40,887)
Net Cash Used in Operating Activities
During the three months ended March 31, 2024, net cash used in operating activities was $32.3 million, consisting primarily of a net loss of $26.0 million and an increase in net operating assets of $13.7 million, partially offset by non-cash charges of $7.4 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization activities resulted in an increase in accounts receivable, inventory, and prepaid expenses and other current assets, partially offset by a decrease in accounts payable, due to timing of payments, and reimbursements for leasehold improvements made related to our San Jose, California corporate headquarters. Non-cash charges consisted primarily of stock-based compensation, non-cash lease expense, and depreciation.
During the three months ended March 31, 2023, net cash used in operating activities was $35.9 million, consisting primarily of a net loss of $28.5 million and an increase in net operating assets of $12.7 million, partially offset by non-cash charges of $5.3 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization resulted in an increase in accounts receivable, inventory, and accounts payable, partially offset by a decrease in accrued compensation, due to timing of payments, and reimbursements for leasehold improvements made related to our San Jose, California corporate headquarters. Non-cash charges consisted primarily of stock-based compensation, non-cash lease expense and depreciation.
Net Cash Used in by Investing Activities
During the three months ended March 31, 2024, net cash used in investing activities was $1.9 million, consisting of purchases of property and equipment. During the three months ended March 31, 2023, net cash used in investing activities was $5.3 million, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities
During the three months ended March 31, 2024, net cash provided by financing activities was $2.6 million, consisting of proceeds from exercises of stock options. During the three months ended March 31, 2023, net cash provided by financing activities was $0.4 million, consisting of proceeds from exercises of stock options.
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
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in our Annual Report on Form 10-K dated February 28, 2024, or Annual Report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. There have been no material changes to our significant accounting policies during the three months ended March 31, 2024.
Recent Accounting Pronouncements
The information included in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Cash and cash equivalents of $225.6 million as of March 31, 2024, consisted of securities carried at quoted market prices with an original maturity of three months or less and therefore there is minimal risk associated with fluctuating interest rates. We do not currently use or plan to use financial derivatives in our investment portfolio.
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

Credit Risk
We maintain our cash and cash equivalents with financial institutions in the United States, and our current deposits are in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.
Our accounts receivable primarily relate to revenue from the sale or rental of our products. No customer accounted for greater than 10% of accounts receivable at March 31, 2024 and December 31, 2023. We believe that credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms and diversity of our customer base.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceeding
We are not subject to any material legal proceedings.
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the three months ended March 31, 2024, there were no material changes to our previously disclosed risk factors. Besides risk factors disclosed in the Annual Report and this Quarterly Report, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On February 29, 2024, Frederic Moll, M.D., the Chair of the Company’s Board of Directors, terminated a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Moll 10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s common stock. The Moll 10b5-1 Plan was terminated during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Moll 10b5-1 Plan provided for the potential sale of up to 237,000 shares of the Company’s common stock, so long as the market price of the Company’s common stock was higher than certain minimum threshold prices specified in the Moll 10b5-1 Plan. The Moll 10b5-1 Plan was to expire on December 31, 2024, or on such earlier date on which all of the trades thereunder had been executed.

Item 6. Exhibits
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 21, 2021)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on September 21, 2021)

10.1*	Non-Employee Director Compensation Program

10.2*	Form of Performance Stock Unit Agreement under the 2021 Equity Incentive Plan

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________
*Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 2, 2024

PROCEPT BIOROBOTICS CORPORATION
(Registrant)

/s/ Reza Zadno
Reza Zadno, Ph.D.
President and Chief Executive Officer
(principal executive officer)

/s/ Kevin Waters
Kevin Waters
EVP, Chief Financial Officer
(principal financial and accounting officer)