Form 10-Q/A
period 2024-03-31
PROCEPT BioRobotics Corp
filed 2024-06-27
CIK 1588978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for PROCEPT BioRobotics Corporation (“Company”) for the period ended March 31, 2024 filed with the Securities and Exchange Commission on May 2, 2024 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 5. Other Information” by adding two Rule 10b5-1 trading arrangements, one entered into by our Chief Commercial Officer adopted on March 9, 2024 and one adopted by our Chief Legal Officer on March 13, 2024, during the quarter ended March 31, 2024, which were inadvertently omitted from the disclosure included in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

PART II
OTHER INFORMATION
Item 5. Other Information
During the quarter ended May 31, 2024, none of the director or officer of the Company informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), except as follows:
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
On March 9, 2024, Sham Shiblaq, the Company’s Chief Commercial Officer, adopted a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Shiblaq Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s common stock. The Shiblaq Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Shiblaq Rule 10b5-1 Plan provides for the potential sale of up to 26,046 shares of the Company’s common stock, including upon the exercise of vested stock options for shares of the Company’s common stock, so long as the market price of the

Company’s common stock is higher than certain minimum threshold prices specified in the Shiblaq Rule 10b5-1 Plan, between June 9, 2024 and December 31, 2024.
On March 13, 2024, Alaleh Nouri, the Company’s Chief Legal Officer, adopted a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Nouri Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s common stock. The Nouri Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Nouri Rule 10b5-1 Plan provides for the potential sale of up to 10,000 shares of the Company’s common stock, so long as the market price of the Company’s common stock is higher than certain minimum threshold prices specified in the Nouri Rule 10b5-1 Plan, between June 17, 2024 and June 17, 2025.

Item 6. Exhibits
The following exhibits are filed with this Quarterly Report on Form 10-Q/A.

Exhibit No.	Exhibit Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	iXBRL (Inline Extensible Business Reporting Language) for the information under Part II, “Item 5, Other Information” of this Amendment No. 1 on Form 10-Q/A.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 27, 2024

PROCEPT BIOROBOTICS CORPORATION
(Registrant)

/s/ Reza Zadno
Reza Zadno, Ph.D.
President and Chief Executive Officer
(principal executive officer)

/s/ Kevin Waters
Kevin Waters
EVP, Chief Financial Officer
(principal financial and accounting officer)

F-5