Form 10-Q
period 2024-06-30
PROCEPT BioRobotics Corp
filed 2024-08-02
CIK 1588978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The registrant had outstanding 51,932,262 shares of common stock as of July 26, 2024.

PROCEPT BioRobotics Corporation
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended June 30, 2024
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

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$214,093	$257,222
Accounts receivable, net	58,917	48,376
Inventory	43,865	39,756
Prepaid expenses and other current assets	5,017	5,213
Total current assets	321,892	350,567
Restricted cash, non-current	3,038	3,038
Property and equipment, net	27,675	28,748
Operating lease right-of-use assets, net	19,584	20,241
Intangible assets, net	1,068	1,204
Other assets	1,093	919
Total assets	$374,350	$404,717
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,950	$13,499
Accrued compensation	14,882	16,885
Deferred revenue	6,552	5,656
Operating lease, current	1,769	1,683
Loan facility derivative liability	1,942	1,886
Other current liabilities	7,750	6,318
Total current liabilities	42,845	45,927
Long-term debt	51,404	51,339
Operating lease, non-current	27,843	26,182
Other liabilities	479	517
Total liabilities	122,571	123,965
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value;
Authorized shares: 10,000 at June 30, 2024 and December 31, 2023
Issued and outstanding shares: none at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value;
Authorized shares: 300,000 at June 30, 2024 and December 31, 2023
Issued and outstanding shares: 51,900 and 50,771 at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	757,935	735,240
Accumulated other comprehensive gain (loss)	(1)	84
Accumulated deficit	(506,155)	(454,572)
Total stockholders’ equity	251,779	280,752
Total liabilities and stockholders’ equity	$374,350	$404,717
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$53,353	$33,104	$97,892	$57,508
Cost of sales	21,871	14,675	41,376	26,588
Gross profit	31,482	18,429	56,516	30,920
Operating expenses:
Research and development	17,501	11,613	30,585	22,350
Selling, general and administrative	40,809	32,441	80,408	62,574
Total operating expenses	58,310	44,054	110,993	84,924
Loss from operations	(26,828)	(25,625)	(54,477)	(54,004)
Interest expense	(1,030)	(965)	(2,075)	(1,851)
Interest and other income, net	2,232	1,305	4,969	2,084
Net loss	$(25,626)	$(25,285)	$(51,583)	$(53,771)
Net loss per share, basic and diluted	$(0.50)	$(0.56)	$(1.01)	$(1.19)
Weighted-average common shares used to
compute net loss per share attributable to
common shareholders, basic and diluted	51,622	45,160	51,316	45,023
Other comprehensive gain (loss):
Unrealized gain (loss) on cash equivalents	(114)	(21)	(85)	—
Comprehensive loss	$(25,740)	$(25,306)	$(51,668)	$(53,771)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	50,771	$—	$735,240	$84	$(454,572)	$280,752
Issuance of common stock under stock plans	622	—	2,586	—	—	2,586
Stock-based compensation expense	—	—	6,637	—	—	6,637
Unrealized gain (loss) on cash equivalents	—	—	—	29	—	29
Net loss	—	—	—	—	(25,957)	(25,957)
Balance at March 31, 2024	51,393	$—	$744,463	$113	$(480,529)	$264,047
Issuance of common stock under stock plans	507	—	5,296	—	—	5,296
Stock-based compensation expense	—	—	8,176	—	—	8,176
Unrealized gain (loss) on cash equivalents	—	—	—	(114)	—	(114)
Net loss	—	—	—	—	(25,626)	(25,626)
Balance at June 30, 2024	51,900	$—	$757,935	$(1)	$(506,155)	$251,779

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

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(51,583)	$(53,771)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,453	1,435
Stock-based compensation expense	14,242	8,827
Change in fair value of derivative liability	56	53
Non-cash lease adjustment	(191)	315
Inventory write-down	905	414
Changes in operating assets and liabilities:
Accounts receivable, net	(10,541)	(17,901)
Inventory	(4,280)	(13,422)
Prepaid expenses and other current assets	110	2,435
Other assets	(174)	(81)
Accounts payable	(1,967)	2,234
Accrued compensation	(2,003)	(3,497)
Accrued interest expense	66	61
Deferred revenue	858	2,219
Reimbursements for leasehold improvements from operating leases	2,596	4,989
Other liabilities	1,431	1,423
Net cash used in operating activities	(48,022)	(64,267)
Cash flows from investing activities:
Purchases of property and equipment	(2,989)	(10,711)
Net cash used in investing activities	(2,989)	(10,711)
Cash flows from financing activities:
Proceeds from issuance of common stock from the exercise of stock options	5,759	1,093
Proceeds from issuance of common stock under employee stock purchase plan	2,123	1,717
Net cash provided by financing activities	7,882	2,810
Net decrease in cash, cash equivalents and restricted cash	(43,129)	(72,168)
Cash, cash equivalents and restricted cash
Beginning of the period	260,260	225,674
End of the period	$217,131	$153,506
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$214,093	$149,691
Restricted cash	3,038	3,815
Cash, cash equivalents and restricted cash in balance sheets	$217,131	$153,506
Supplemental cash flow information
Interest paid	$2,035	$2,064
Non-cash investing and financing activities
Transfer of evaluation or rental units from inventory to property and equipment, net	$13	$(123)
Property and equipment included in accounts payable and accrued expenses	$81	$1,956
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    Organization
Description of Business
PROCEPT BioRobotics Corporation (the “Company”) is a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. It develops, manufactures and sells the AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. The AquaBeam Robotic System employs a single-use disposable handpiece to deliver the Company’s proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. The Company received U.S. Food and Drug Administration clearance in December 2017 to market its AquaBeam Robotic System pursuant to a de novo classification. On August 30 2023,the Company received 510(k) clearance from FDA to remove the contraindication from its labeling that restricted Aquablation therapy from treating BPH in patients that also have an active diagnosis of prostate cancer.

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

Unaudited Interim Financial Statements
The accompanying balance sheet as of June 30, 2024, the statements of operations and comprehensive loss and cash flows for the three and six months ended June 30, 2024 and 2023, and the statements of stockholders’ equity as of June 30, 2024 and 2023, are unaudited. The financial data and other information disclosed in these notes to the financial statements related to June 30, 2024, and the three and six months ended June 30, 2024 and 2023, are also unaudited. The accompanying balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of June 30, 2024, and the results of its operations and cash flows for the three and six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024, are not necessarily indicative of results to be expected for the year ending December 31, 2024, or for any other interim period or for any future year and should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed consolidated financial statements. Management uses significant judgment when making estimates related to its valuation of inventory and accounts receivable, stock-based compensation expense, right-of-use lease asset, lease liability, valuations of loan facility derivative liability, as well as certain accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the
9

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
3.    Fair Value Measurements
The following is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$8,909	$—	$—	$8,909	$6,609	$—	$—	$6,609
Cash equivalents	205,184	—	—	205,184	250,613	—	—	250,613
Total cash and cash equivalents	$214,093	$—	$—	$214,093	$257,222	$—	$—	$257,222

Loan facility derivative liability	$—	$—	$1,942	$1,942	$—	$—	$1,886	$1,886
Cash equivalents consist primarily of money market deposit funds and U.S. treasury bills.
There were no transfers in and out of Level 3 during the six months ended June 30, 2024 and year ended December 31, 2023.
The following table sets forth a summary of the changes in the estimated fair value of the Company’s loan facility derivative liability, classified as Level 3 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning of the period	$1,914	$1,805	$1,886	$1,779
Change in fair value	28	27	56	53
End of the period	$1,942	$1,832	$1,942	$1,832
4.    Inventory
Inventory consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$18,333	$16,737
Work-in-process	2,904	1,142
Finished goods	22,628	21,877
Total inventory	$43,865	$39,756

5.    Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Laboratory, manufacturing and computer equipment, and furniture and fixtures	$20,427	$15,610
Rental equipment	785	897
Leasehold improvements	12,398	12,362
Construction in progress	—	3,548
Total property and equipment	33,610	32,417
Less: accumulated depreciation and amortization	(5,935)	(3,669)
Total property and equipment, net	$27,675	$28,748
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

7.    Stock-Based Compensation
Total stock-based compensation recognized, before taxes, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$1,686	$609	$2,998	$1,070
Research and development	2,088	1,245	3,300	2,132
Sales, general and administrative	5,149	3,798	9,728	6,587
Stock-based compensation capitalized in inventory	(937)	(548)	(1,784)	(962)
Total stock-based compensation	$7,986	$5,104	$14,242	$8,827
Stock Options
The Company had 6.8 million shares available for grant as of June 30, 2024 under the 2021 Equity Incentive Award Plan or 2021 Plan.
A summary of the Company’s stock option activity and related information are as follows (options in thousands):

	Six Months Ended
	June 30, 2024
	Number of Shares	Weighted-Average Exercise Price
Outstanding, beginning of period	5,215	$9.42
Granted	169	49.73
Exercised	(718)	8.02
Forfeited	(135)	20.68
Outstanding, end of period	4,531	10.81
Vested and expected to vest	4,531	10.81
Exercisable	3,759	7.40
As of June 30, 2024 and December 31, 2023, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $203.7 million and $144.0 million, respectively, and the aggregate pre-tax intrinsic value of options outstanding were $228.0 million and $169.5 million, respectively. The aggregate pre-tax intrinsic value of options exercised was $34.7 million and $6.4 million during the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024, there was a total of $11.3 million of unrecognized stock-based compensation expense related to stock options.
The fair value of the options granted to employees or directors was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected life (years)	5.6	5.5	6.0	5.9
Expected volatility	57%	58%	57%	57%
Risk-free interest rate	4.4%	3.9%	4.1%	4.0%
Expected dividend rate	—%	—%	—%	—%
Weighted-average fair value	$35.57	$19.48	$28.28	$21.02

Restricted Stock Units
A summary of the Company’s restricted stock unit, or RSU, activity and related information are as follows (RSUs in thousands):

	Six Months Ended
	June 30, 2024
	Number of Shares	Weighted-Average Fair Value
Outstanding, beginning of period	1,565	$36.27
Awarded	933	49.93
Forfeited	(162)	38.30
Vested	(334)	35.81
Outstanding, end of period	2,002	42.55
As of June 30, 2024, there was a total of $75.9 million of unrecognized stock-based compensation expense related to RSUs.
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

During the six months ended June 30, 2024, the Company awarded approximately 61,000 PSU shares with both a performance and service condition. A certain performance condition will be defined at a later date. Per ASC 718 – Compensation, Stock Compensation, these grants have not met the definition of having a grant date, and therefore, no expense has been recognized for these PSUs. Expense will be recognized when the performance condition becomes defined.

During the six months ended June 30, 2024, the Company awarded approximately 20,000 PSU shares with both a market and service condition.

No PSU shares were forfeited or released during the three and six months ended June 30, 2024. As of June 30, 2024, unrecognized compensation expense related to PSUs was not material.

Employee Stock Purchase Plan
As of June 30, 2024, there was approximately $1.8 million of unrecognized cost related to the Employee Stock Purchase Plan or ESPP. This cost is expected to be recognized over a weighted average period of 0.8 years. As of June 30, 2024, a total of 1.5 million shares were available for issuance under the ESPP.
The fair value of the options granted to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Six Months Ended June 30,
	2024	2023
Expected life (years)	0.8	0.8
Expected volatility	53%	55%
Risk-free interest rate	5.3%	5.0%
Expected dividend rate	—%	—%
Weighted-average fair value	$22.09	$11.28
8.    Net Loss Per Share
Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(25,626)	$(25,285)	$(51,583)	$(53,771)
Weighted-average common stock outstanding	51,622	45,160	51,316	45,023
Net loss per share, basic and diluted	$(0.50)	$(0.56)	$(1.01)	$(1.19)
The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	June 30,
	2024	2023
Stock options	4,531	5,505
Restricted and performance stock units	2,083	1,461
Employee stock purchase plan	54	177
Total	6,668	7,143

9.    Revenue
The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
U.S.
System sales and rentals	$17,819	$14,828	$32,055	$23,598
Handpieces and other consumables	27,260	13,601	50,878	25,371
Service	2,589	1,499	4,936	2,734
Total U.S. revenue	47,668	29,928	87,869	51,703
Outside of U.S.
System sales and rentals	3,078	1,599	4,818	3,068
Handpieces and other consumables	2,271	1,269	4,614	2,175
Service	336	308	591	562
Total outside of U.S. revenue	5,685	3,176	10,023	5,805
Total revenue	$53,353	$33,104	$97,892	$57,508

10.    Segment, Geographical, and Customer Concentration
The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. The Company’s assets are primarily based in the United States.
No customers accounted for more than 10% of revenue during the three and six months ended June 30, 2024 and 2023.
No customer accounted for more than 10% of accounts receivable at June 30, 2024 and December 31, 2023.
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	89%	90%	90%	90%
Outside the United States	11%	10%	10%	10%
11.    Commitments and Contingencies
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any material claims or been required to defend any action related to its indemnification obligations. As of June 30, 2024 and December 31, 2023, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
Facility Lease
In December 2021, the Company entered into a lease for two existing buildings, comprising approximately 158,221 square feet of space, located in San Jose, California. The lease commenced in July 2022, and will continue for 122 months following thereafter, with two five year options to extend the term of the lease.
Rent expense recognized under the lease, including additional rent charges for utilities, parking, maintenance, and real estate taxes, was $1.8 million and $1.9 million for the three months ended June 30, 2024 and 2023, and was $3.4 million and 4.0 million for the six months ended June 30, 2024 and 2023.
Future minimum annual operating lease and debt repayments are as follows (in thousands):

As of June 30, 2024	Minimum Lease Payments	Debt Repayments	Total
2024	$2,086	$—	$2,086
2025	4,297	4,333	8,630
2026	4,426	26,000	30,426
2027	4,808	21,667	26,475
2028	4,952	—	4,952
Thereafter	22,297	—	22,297
Total minimum payments	42,866	52,000	94,866
Less: amount representing interest/unamortized debt discount	(13,254)	(596)	(13,850)
Present value of future payments	29,612	51,404	81,016
Less: current portion	(1,769)	—	(1,769)
Non-current portion	$27,843	$51,404	$79,247
,
As of June 30, 2024 and December 31, 2023, the Company’s security deposit is in the form of, and recorded as, restricted cash.
12.    Defined Contribution Plan
The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Employer contributions were $0.7 million and $0.4 million for the three months ended June 30, 2024 and 2023, and $1.3 million and $0.9 million for the six months ended June 30, 2024 and 2023.

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
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. By 2060, it is expected that the number of men over 65 years old in the United States will double and include a corresponding increase in the number of men with enlarged prostates. The AquaBeam Robotic System employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that are independent of prostate size and shape. We have developed a significant and growing body of clinical evidence, which includes approximately 150 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of June 30, 2024, we had an install base of 516 AquaBeam Robotic Systems globally, including 400 in the United States.
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
We generated revenue of $97.9 million and incurred a net loss of $51.6 million for the six months ended June 30, 2024, compared to revenue of $57.5 million and a net loss of $53.8 million for the six months ended June 30, 2023. As of June 30, 2024, we had cash and cash equivalents of $214.1 million and an accumulated deficit of $506.2 million.
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
•Grow our install base of AquaBeam Robotic Systems. As of June 30, 2024, we had an install base of 516 AquaBeam Robotic Systems globally, including 400 in the United States. In the United States, we are initially focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We are initially targeting 860 high-volume hospitals that we estimate perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. Additionally, there are approximately 1,840 additional U.S. hospitals that perform the remaining 30% of resective BPH procedures that we are targeting. To penetrate these hospitals, we expect to continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. As we increase our install base of AquaBeam Robotic systems we expect our revenue to increase as a result of the system sale and resulting utilization.
•Increase system utilization. Our revenue is significantly impacted by the utilization of our AquaBeam robotic system. Once we place a system within a hospital our objective is to establish Aquablation therapy as the surgical treatment of choice for BPH. Within each hospital we are initially focused on targeting urologists who perform medium-to-high volumes of resective procedures and converting their resective cases to Aquablation therapy. To accomplish this, we will continue expanding our team of highly trained Aquablation representatives and clinical specialists who are focused on driving system utilization within the hospital, providing education and training support and ensuring excellent user experiences. As urologists gain experience with Aquablation therapy we expect to leverage their experiences to capture more surgical volumes and establish Aquablation therapy as the surgical standard of care.
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
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	89%	90%	90%	90%
Outside the United States	11%	10%	10%	10%
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
Results of Operations
The following tables show our results of operations for the periods indicated:

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue	$53,353	$33,104	$20,249	61%
Cost of sales	21,871	14,675	7,196	49
Gross profit	31,482	18,429	13,053	71
Gross margin	59%	56%

Operating expenses:
Research and development	17,501	11,613	5,888	51
Selling, general and administrative	40,809	32,441	8,368	26
Total operating expenses	58,310	44,054	14,256	32
Loss from operations	(26,828)	(25,625)	(1,203)	(5)
Interest expense	(1,030)	(965)	(65)	(7)
Interest and other income, net	2,232	1,305	927	71
Net loss	$(25,626)	$(25,285)	$(341)	(1)

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue	$97,892	$57,508	$40,384	70%
Cost of sales	41,376	26,588	14,788	56
Gross profit	56,516	30,920	25,596	83
Gross margin	58%	54%

Operating expenses:
Research and development	30,585	22,350	8,235	37
Selling, general and administrative	80,408	62,574	17,834	29
Total operating expenses	110,993	84,924	26,069	31
Loss from operations	(54,477)	(54,004)	(473)	(1)
Interest expense	(2,075)	(1,851)	(224)	(12)
Interest and other income, net	4,969	2,084	2,885	138
Net loss	$(51,583)	$(53,771)	$2,188	4
Comparison of Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
System sales and rentals	$20,897	$16,427	$4,470	27%
Handpieces and other consumables	29,531	14,870	14,661	99
Service	2,925	1,807	1,118	62
Total revenue	$53,353	$33,104	$20,249	61

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
System sales and rentals	$36,873	$26,666	$10,207	38%
Handpieces and other consumables	55,492	27,546	27,946	101
Service	5,527	3,296	2,231	68
Total revenue	$97,892	$57,508	$40,384	70
Revenue increased $20.2 million, or 61%, to $53.4 million during the three months ended June 30, 2024, compared to $33.1 million during the three months ended June 30, 2023, and increased $40.4 million or 70% to $97.9 million during the six months ended June 30, 2024, compared to $57.5 million during the six months ended June 30, 2023. The growth in revenue was primarily attributable to an increase of $17.7 million and $36.2 million in revenue derived from the United States for the three and six months ended June 30, 2024, respectively. The increase was due to higher sales volumes of system sales, handpieces, other consumables, and service contracts.
Cost of Sales and Gross Margin
Cost of sales increased $7.2 million, or 49%, to $21.9 million during the three months ended June 30, 2024, compared to $14.7 million during the three months ended June 30, 2023, and increased $14.8 million or 56%, to

$41.4 million during the six months ended June 30, 2024 compared to $26.6 million for the six months ended June 30, 2023. The increase in cost of sales was primarily attributable to the growth in the number of units sold.
Gross margin increased to 59% during the three months ended June 30, 2024, compared to 56% for the three months ended June 30, 2023, and increased to 58% during the six months ended June 30, 2024 compared to 54% during the six months ended June 30, 2023. The increase in gross margin was primarily attributable to the growth in unit sales, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units, and to a lesser extent, an increase in average selling prices on both our system sales and handpieces.
Research and Development Expenses
R&D expenses increased $5.9 million, or 51%, to $17.5 million during the three months ended June 30, 2024, compared to $11.6 million during the three months ended June 30, 2023, and increased $8.2 million or 37%, to $30.6 million during the six months ended June 30, 2024, compared to $22.4 million for the six months ended June 30, 2023. The increase in R&D expenses was primarily due to employee-related expenses of our R&D organization such as salaries and wages, along with an increase in consultant expenses and tooling. These expenses support ongoing product improvements and the development of additional and next generation technologies.
Selling, General and Administrative Expenses
SG&A expenses increased $8.4 million, or 26%, to $40.8 million during the three months ended June 30, 2024, compared to $32.4 million during the three months ended June 30, 2023, and increased $17.8 million or 29%, to $80.4 million for the six months ended June 30, 2024 compared to $62.6 million for the six months ended June 30, 2023. The increase in SG&A expenses was primarily due to employee-related expenses of our sales and marketing organization such as salaries and wages and stock-based compensation expense, primarily to expand the commercial organization, and employee-related expenses of our administrative organization such as salaries and wages and stock-based compensation expense, to drive and support our growth in revenue.
Interest Expense
Interest expense increase was not material during the three months ended June 30, 2024, compared to the prior period.
Interest expense increased $0.2 million, or 12% to $2.1 million during the six months ended June 30, 2024, compared to $1.9 million during the six months ended June 30, 2023. The increase in interest expense was primarily due to an increase in the interest rate as compared to the prior period.
Interest and Other Income, Net
Interest and other income, net, increased $0.9 million and $2.9 million for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The increase was primarily due to an increase in interest income, which was due to our increase cash balance with increases in interest rates.
Liquidity and Capital Resources
Overview
As of June 30, 2024, we had cash and cash equivalents of $214.1 million, an accumulated deficit of $506.2 million, and $52.0 million outstanding on our loan facility. We expect our expenses will increase for the foreseeable future, in particular as we continue to make substantial investments in sales and marketing, operations and research and development. Our future funding requirements will depend on many factors, including:
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(48,022)	$(64,267)
Investing activities	(2,989)	(10,711)
Financing activities	7,882	2,810
Net decrease in cash, cash equivalents and restricted cash	$(43,129)	$(72,168)
Net Cash Used in Operating Activities
During the six months ended June 30, 2024, net cash used in operating activities was $48.0 million, consisting primarily of a net loss of $51.6 million and an increase in net operating assets of $13.9 million, partially offset by non-cash charges of $17.5 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization activities resulted in an increase in accounts receivable and inventory, partially offset by reimbursements for leasehold improvements made related to our San Jose, California corporate headquarters and an increase to other liabilities. Non-cash charges consisted primarily of stock-based compensation, non-cash lease expense, and depreciation.
During the six months ended June 30, 2023, net cash used in operating activities was $64.3 million, consisting primarily of a net loss of $53.8 million and an increase in net operating assets of $21.5 million, partially offset by non-cash charges of $11.0 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization resulted in an increase in accounts receivable, inventory, and accounts payable, partially offset by reimbursements for leasehold improvements made related to our San Jose, California corporate headquarters, and an increase to other liabilities. Non-cash charges consisted primarily of stock-based compensation, non-cash lease expense and depreciation.
Net Cash Used in by Investing Activities
During the six months ended June 30, 2024, net cash used in investing activities was $3.0 million, consisting of purchases of property and equipment. During the six months ended June 30, 2023, net cash used in investing activities was $10.7 million, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities
During the six months ended June 30, 2024, net cash provided by financing activities was $7.9 million, consisting of proceeds from exercises of stock options and proceeds from the issuance of common stock under the ESPP. During the six months ended June 30, 2023, net cash provided by financing activities was $2.8 million, consisting of proceeds from exercises of stock options and proceeds from the issuance of common stock under the ESPP.
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
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in our Annual Report on Form 10-K dated February 28, 2024, or Annual Report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. There have been no material changes to our significant accounting policies during the three months ended June 30, 2024.
Recent Accounting Pronouncements
The information included in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Cash and cash equivalents of $214.1 million as of June 30, 2024, consisted of securities carried at quoted market prices with an original maturity of three months or less and therefore there is minimal risk associated with fluctuating interest rates. We do not currently use or plan to use financial derivatives in our investment portfolio.
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
Our accounts receivable primarily relate to revenue from the sale or rental of our products. No customer accounted for greater than 10% of accounts receivable at June 30, 2024 and December 31, 2023. We believe that credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms and diversity of our customer base.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceeding
We are not subject to any material legal proceedings.
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the three months ended June 30, 2024, there were no material changes to our previously disclosed risk factors. Besides risk factors disclosed in the Annual Report and this Quarterly Report, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2024, no director or officer of the Company informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), except as follows:

On May 30, 2024, Antal Desai, a member of the Company’s Board of Directors, adopted a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Desai Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s common stock held by Mr. Desai and by the 2:22 DNA Trust. The Desai Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Desai Rule 10b5-1 Plan provides for the potential sale of up to 322,222 shares of the Company’s common stock during various specified trading periods through December 12, 2024.

On June 13, 2024, Kevin Waters, the Company’s Chief Financial Officer, adopted a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Waters Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s common stock. The Waters Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Waters Rule 10b5-1 Plan provides for the potential sale of up to 109,127 shares of the Company’s common stock during various specified trading periods through September 15, 2025.

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
Dated: August 2, 2024

PROCEPT BIOROBOTICS CORPORATION
(Registrant)

/s/ Reza Zadno
Reza Zadno, Ph.D.
President and Chief Executive Officer
(principal executive officer)

/s/ Kevin Waters
Kevin Waters
EVP, Chief Financial Officer
(principal financial and accounting officer)