Form 10-Q
period 2024-09-30
PROCEPT BioRobotics Corp
filed 2024-10-28
CIK 1588978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The registrant had outstanding 52,183,184 shares of common stock as of October 23, 2024.

PROCEPT BioRobotics Corporation
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended September 30, 2024
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

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$196,762	$257,222
Accounts receivable, net	69,048	48,376
Inventory	50,850	39,756
Prepaid expenses and other current assets	6,321	5,213
Total current assets	322,981	350,567
Restricted cash, non-current	3,038	3,038
Property and equipment, net	26,605	28,748
Operating lease right-of-use assets, net	19,267	20,241
Intangible assets, net	1,000	1,204
Other assets	1,251	919
Total assets	$374,142	$404,717
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,088	$13,499
Accrued compensation	18,834	16,885
Deferred revenue	7,989	5,656
Operating lease, current	1,839	1,683
Loan facility derivative liability	2,000	1,886
Other current liabilities	7,896	6,318
Total current liabilities	53,646	45,927
Long-term debt	51,438	51,339
Operating lease, non-current	27,361	26,182
Other liabilities	479	517
Total liabilities	132,924	123,965
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value;
Authorized shares: 10,000 at September 30, 2024 and December 31, 2023
Issued and outstanding shares: none at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value;
Authorized shares: 300,000 at September 30, 2024 and December 31, 2023
Issued and outstanding shares: 52,146 and 50,771 at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	768,365	735,240
Accumulated other comprehensive gain (loss)	(18)	84
Accumulated deficit	(527,129)	(454,572)
Total stockholders’ equity	241,218	280,752
Total liabilities and stockholders’ equity	$374,142	$404,717
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$58,370	$35,102	$156,262	$92,610
Cost of sales	21,459	16,228	62,835	42,816
Gross profit	36,911	18,874	93,427	49,794
Operating expenses:
Research and development	16,647	11,600	47,232	33,950
Selling, general and administrative	42,691	32,883	123,099	95,457
Total operating expenses	59,338	44,483	170,331	129,407
Loss from operations	(22,427)	(25,609)	(76,904)	(79,613)
Interest expense	(1,140)	(1,019)	(3,215)	(2,870)
Interest and other income, net	2,593	2,006	7,562	4,090
Net loss	$(20,974)	$(24,622)	$(72,557)	$(78,393)
Net loss per share, basic and diluted	$(0.40)	$(0.51)	$(1.41)	$(1.70)
Weighted-average common shares used to
compute net loss per share attributable to
common shareholders, basic and diluted	52,011	48,310	51,550	46,131
Other comprehensive gain (loss):
Unrealized loss on cash equivalents	(17)	—	(102)	—
Comprehensive loss	$(20,991)	$(24,622)	$(72,659)	$(78,393)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	50,771	$—	$735,240	$84	$(454,572)	$280,752
Issuance of common stock under stock plans	622	—	2,586	—	—	2,586
Stock-based compensation expense	—	—	6,637	—	—	6,637
Unrealized gain (loss) on cash equivalents	—	—	—	29	—	29
Net loss	—	—	—	—	(25,957)	(25,957)
Balance at March 31, 2024	51,393	$—	744,463	113	(480,529)	264,047
Issuance of common stock under stock plans	507	—	5,296	—	—	5,296
Stock-based compensation expense	—	—	8,176	—	—	8,176
Unrealized gain (loss) on cash equivalents	—	—	—	(114)	—	(114)
Net loss	—	—	—	—	(25,626)	(25,626)
Balance at June 30, 2024	51,900	$—	757,935	(1)	(506,155)	251,779
Issuance of common stock under stock plans	246	—	1,715	—	—	1,715
Stock-based compensation expense	—	—	8,715	—	—	8,715
Unrealized gain (loss) on cash equivalents	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(20,974)	(20,974)
Balance at September 30, 2024	52,146	$—	$768,365	$(18)	$(527,129)	$241,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	44,828	$—	$545,753	$(6)	$(348,675)	$197,072
Issuance of common stock under stock plans	181	—	380	—	—	380
Stock-based compensation expense	—	—	4,137	—	—	4,137
Unrealized gain (loss) on cash equivalents	—	—	—	21	—	21
Net loss	—	—	—	—	(28,484)	(28,484)
Balance at March 31, 2023	45,009	$—	$550,270	$15	$(377,159)	$173,126
Issuance of common stock under stock plans	262	—	2,430	—	—	2,430
Stock-based compensation expense	—	—	5,652	—	—	5,652
Unrealized gain (loss) on cash equivalents	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(25,285)	(25,285)
Balance at June 30, 2023	45,271	$—	$558,352	$(6)	$(402,444)	$155,902
Issuance of common stock under stock plans	117	—	414	—	—	414
Issuance of common stock, net of issuance costs of 10,795	5,085	—	161,705	—	—	161,705
Stock-based compensation expense	—	—	5,957	—	—	5,957
Unrealized gain (loss) on cash equivalents	—	—	—	—	—	—
Net loss	—	—	—	—	(24,622)	(24,622)
Balance at September 30, 2023	50,473	$—	$726,428	$(6)	$(427,066)	$299,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(72,557)	$(78,393)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,781	2,489
Stock-based compensation expense	22,755	14,153
Change in fair value of derivative liability	114	80
Non-cash lease adjustment	(287)	123
Inventory write-down	1,281	995
Provision for credit losses	456	—
Changes in operating assets and liabilities:
Accounts receivable	(21,128)	(19,349)
Inventory	(11,438)	(12,937)
Prepaid expenses and other current assets	(1,210)	2,194
Other assets	(334)	(365)
Accounts payable	3,227	(87)
Accrued compensation	1,949	(182)
Accrued interest expense	100	93
Deferred revenue	2,295	2,668
Reimbursements for leasehold improvements from operating leases	2,596	4,989
Other liabilities	1,578	319
Net cash used in operating activities	(66,822)	(83,210)
Cash flows from investing activities:
Purchases of property and equipment	(3,235)	(16,491)
Net cash used in investing activities	(3,235)	(16,491)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	161,705
Proceeds from issuance of common stock from the exercise of stock options	7,474	1,507
Proceeds from issuance of common stock under employee stock purchase plan	2,123	1,717
Net cash provided by financing activities	9,597	164,929
Net increase (decrease) in cash, cash equivalents and restricted cash	(60,460)	65,228
Cash, cash equivalents and restricted cash
Beginning of the period	260,260	225,674
End of the period	$199,800	$290,902
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$196,762	$287,087
Restricted cash	3,038	3,815
Cash, cash equivalents and restricted cash in balance sheets	$199,800	$290,902
Supplemental cash flow information
Interest paid	$3,046	$3,052
Non-cash investing and financing activities
Transfer of evaluation or rental units from inventory to property and equipment, net	$13	$(123)
Property and equipment included in accounts payable and accrued expenses	$25	$7,837
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    Organization
Description of Business
PROCEPT BioRobotics Corporation, or the Company, is a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. It develops, manufactures and sells robotic systems, including the AquaBeam Robotic System and HYDROS Robotic System, which are advanced, image-guided, surgical robotic systems for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. The Company’s robotic systems employ a single-use disposable handpiece to deliver the Company’s proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. The Company received U.S. Food and Drug Administration, or FDA, clearance in December 2017 to market its first generation robot system, the AquaBeam Robotic System, pursuant to a de novo classification. On August 30, 2023, the Company received 510(k) clearance from the FDA to remove the contraindication from its labeling that restricted Aquablation therapy from treating BPH in patients that also have an active diagnosis of prostate cancer. On August 20, 2024, the Company received 510(k) clearance from the FDA for its next generation robot system, HYDROS Robotic System.

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

Unaudited Interim Financial Statements
The accompanying balance sheet as of September 30, 2024, the statements of operations and comprehensive loss and cash flows for the three and nine months ended September 30, 2024 and 2023, and the statements of stockholders’ equity as of September 30, 2024 and 2023, are unaudited. The financial data and other information disclosed in these notes to the financial statements related to September 30, 2024, and the three and nine months ended September 30, 2024 and 2023, are also unaudited. The accompanying balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of September 30, 2024, and the results of its operations and cash flows for the three and nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024, are not necessarily indicative of results to be expected for the year ending December 31, 2024, or for any other interim period or for any future year and should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed consolidated financial statements. Management uses significant judgment when making estimates related to its
9

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
Accounting Policies Update
Given the release of the next generation robotic system, HYDROS Robotic System, for a limited period and on a case by case basis, the Company may enter into arrangements with existing customers to sell a HYDROS Robotic System with an exchange of a previously purchased AquaBeam Robotic System for additional consideration. The Company accounts for these transactions under ASC 606 - Revenue from Contracts with Customers. For the three and nine months ended September 30, 2024, such transactions were not material.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that requires disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker and included within each reported measure of segment profit or loss. The standard also requires disclosure of the composition of other segment items included in the measure of segment profit or loss that are not separately disclosed. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company plans to adopt the ASU and related updates on January 1, 2025. The Company is evaluating the impact this ASU will have on its financial statement disclosures.
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
3.    Fair Value Measurements
The following is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$12,948	$—	$—	$12,948	$6,609	$—	$—	$6,609
Cash equivalents	183,814	—	—	183,814	250,613	—	—	250,613
Total cash and cash equivalents	$196,762	$—	$—	$196,762	$257,222	$—	$—	$257,222

Loan facility derivative liability	$—	$—	$2,000	$2,000	$—	$—	$1,886	$1,886
Cash equivalents consist primarily of money market deposit funds and U.S. treasury bills.
There were no transfers in and out of Level 3 during the nine months ended September 30, 2024 and year ended December 31, 2023.

The following table sets forth a summary of the changes in the estimated fair value of the Company’s loan facility derivative liability, classified as Level 3 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning of the period	$1,942	$1,832	$1,886	$1,779
Change in fair value	58	27	114	80
End of the period	$2,000	$1,859	$2,000	$1,859
4.    Inventory
Inventory consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$14,188	$11,832
Work-in-process	9,482	6,047
Finished goods	27,180	21,877
Total inventory	$50,850	$39,756
The Company reclassified $4.9 million associated with sub-assemblies from raw materials to work-in process in the December 31, 2023 balances to conform with current year presentation.
5.    Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Laboratory, manufacturing and computer equipment, and furniture and fixtures	$19,934	$15,610
Rental equipment	785	897
Leasehold improvements	12,454	12,362
Construction in progress	210	3,548
Total property and equipment	33,383	32,417
Less: accumulated depreciation and amortization	(6,778)	(3,669)
Total property and equipment, net	$26,605	$28,748
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
7.    Stock-Based Compensation
Total stock-based compensation recognized, before taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$1,893	$660	$4,891	$1,730
Research and development	2,146	1,375	5,446	3,506
Sales, general and administrative	5,521	3,922	15,250	10,509
Stock-based compensation capitalized in inventory	(1,048)	(631)	(2,832)	(1,592)
Total stock-based compensation	$8,512	$5,326	$22,755	$14,153
Stock Options
The Company had 6.8 million shares available for grant as of September 30, 2024 under the 2021 Equity Incentive Award Plan or the 2021 Plan.
A summary of the Company’s stock option activity and related information are as follows (options in thousands):

	Nine Months Ended
	September 30, 2024
	Number of Shares	Weighted-Average Exercise Price
Outstanding, beginning of period	5,215	$9.42
Granted	173	50.13
Exercised	(909)	8.22
Forfeited	(137)	20.67
Outstanding, end of period	4,342	10.93
Vested and expected to vest	4,342	10.93
Exercisable	3,724	7.66
As of September 30, 2024 and December 31, 2023, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $271.4 million and $144.0 million, respectively, and the aggregate pre-tax intrinsic value of options outstanding were $300.4 million and $169.5 million, respectively. The aggregate pre-tax intrinsic value of options exercised was $47.2 million and $8.9 million during the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024, there was a total of $9.9 million of unrecognized stock-based compensation expense related to stock options.

The fair value of the options granted to employees or directors was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected life (years)	6.0	0.0	6.0	6.0
Expected volatility	57%	—%	57%	57%
Risk-free interest rate	4.1%	—%	4.1%	4.0%
Expected dividend rate	—%	—%	—%	—%
Weighted-average fair value	$38.24	$—	$28.52	$21.02
Restricted Stock Units
A summary of the Company’s restricted stock unit, or RSU, activity and related information are as follows (RSUs in thousands):

	Nine Months Ended
	September 30, 2024
	Number of Shares	Weighted-Average Fair Value
Outstanding, beginning of period	1,565	$36.27
Awarded	991	50.95
Forfeited	(234)	39.12
Vested	(390)	36.06
Outstanding, end of period	1,932	43.50
As of September 30, 2024, there was a total of $70.3 million of unrecognized stock-based compensation expense related to RSUs.
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

During the nine months ended September 30, 2024, the Company awarded approximately 61,000 PSU shares with both a performance and service condition. A certain performance condition will be defined at a later date. Per ASC 718 – Compensation, Stock Compensation, these grants have not met the definition of having a grant date, and therefore, no expense has been recognized for these PSUs. Expense will be recognized when the performance condition becomes defined.

During the nine months ended September 30, 2024, the Company awarded approximately 20,000 PSU shares with both a market and service condition.

No PSU shares were forfeited or released during the three and nine months ended September 30, 2024. As of September 30, 2024, unrecognized compensation expense related to PSUs was not material.

Employee Stock Purchase Plan
As of September 30, 2024, there was approximately $1.2 million of unrecognized cost related to the Employee Stock Purchase Plan or ESPP. This cost is expected to be recognized over a weighted average period of 0.6 years. As of September 30, 2024, a total of 1.5 million shares were available for issuance under the ESPP.
The fair value of the options granted to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Nine Months Ended September 30,
	2024	2023
Expected life (years)	0.8	0.8
Expected volatility	53%	55%
Risk-free interest rate	5.3%	5.0%
Expected dividend rate	—%	—%
Weighted-average fair value	$22.10	$11.28
8.    Net Loss Per Share
Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(20,974)	$(24,622)	$(72,557)	$(78,393)
Weighted-average common stock outstanding	52,011	48,310	51,550	46,131
Net loss per share, basic and diluted	$(0.40)	$(0.51)	$(1.41)	$(1.70)
The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	September 30,
	2024	2023
Stock options	4,342	5,414
Restricted and performance stock units	2,013	1,518
Employee stock purchase plan	52	177
Total	6,407	7,109

9.    Revenue
The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
U.S.
System sales and rentals	$19,643	$13,467	$50,978	$37,065
Handpieces and other consumables	29,620	17,047	81,217	42,418
Service	2,952	1,811	7,888	4,545
Total U.S. revenue	52,215	32,325	140,083	84,028
Outside of U.S.
System sales and rentals	3,155	828	7,974	3,896
Handpieces and other consumables	2,616	1,651	7,230	3,826
Service	384	298	975	860
Total outside of U.S. revenue	6,155	2,777	16,179	8,582
Total revenue	$58,370	$35,102	$156,262	$92,610

10.    Segment, Geographical, and Customer Concentration
The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. The Company’s assets are primarily based in the United States.
No customers accounted for more than 10% of revenue during the three and nine months ended September 30, 2024 and 2023.
No customer accounted for more than 10% of accounts receivable at September 30, 2024 and December 31, 2023.
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	89%	92%	90%	91%
Outside the United States	11%	8%	10%	9%
11.    Commitments and Contingencies
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any material claims or been required to defend any action related to its indemnification obligations. As of September 30, 2024 and December 31, 2023, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
Facility Lease
In December 2021, the Company entered into a lease for two existing buildings, comprising approximately 158,221 square feet of space, located in San Jose, California. The lease commenced in July 2022, and will continue for 122 months following thereafter, with two five year options to extend the term of the lease.
Rent expense recognized under the lease, including additional rent charges for utilities, parking, maintenance, and real estate taxes, was $2.0 million and $2.6 million for the three months ended September 30, 2024 and 2023, and was $5.4 million and $6.6 million for the nine months ended September 30, 2024 and 2023.
Future minimum annual operating lease and debt repayments are as follows (in thousands):

As of September 30, 2024	Minimum Lease Payments	Debt Repayments	Total
2024	$1,043	$—	$1,043
2025	4,297	4,333	8,630
2026	4,426	26,000	30,426
2027	4,808	21,667	26,475
2028	4,952	—	4,952
Thereafter	22,297	—	22,297
Total minimum payments	41,823	52,000	93,823
Less: amount representing interest/unamortized debt discount	(12,623)	(562)	(13,185)
Present value of future payments	29,200	51,438	80,638
Less: current portion	(1,839)	—	(1,839)
Non-current portion	$27,361	$51,438	$78,799
,
As of September 30, 2024 and December 31, 2023, the Company’s security deposit is in the form of, and recorded as, restricted cash.
12.    Defined Contribution Plan
The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Employer contributions were $0.5 million and $0.4 million for the three months ended September 30, 2024 and 2023, and $1.8 million and $1.2 million for the nine months ended September 30, 2024 and 2023.

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

Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell robotic systems, including the AquaBeam Robotic System and HYDROS Robotic System, which are advanced, image-guided, surgical robotic systems designed for use in minimally invasive urologic surgery, with a focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. By 2060, it is expected that the number of men over 65 years old in the United States will double and include a corresponding increase in the number of men with enlarged prostates. Our robotic systems employ a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that are independent of prostate size and shape. We have developed a significant and growing body of clinical evidence, which includes approximately 150 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of September 30, 2024, we had an install base of 572 robotic systems for Aquablation therapy globally, including 445 in the United States.
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
We manufacture the AquaBeam Robotic System, HYDROS Robotic Systems, handpieces, and other accessories at our facility in San Jose, California. This includes supporting the supply chain distribution and logistics of the various components. Components, sub-assemblies and services required to manufacture our products are purchased from numerous global suppliers. We utilize a well-known third-party logistics provider located in the United States and the Netherlands to ship our products to our customers globally.
We generated revenue of $156.3 million and incurred a net loss of $72.6 million for the nine months ended September 30, 2024, compared to revenue of $92.6 million and a net loss of $78.4 million for the nine months ended September 30, 2023. As of September 30, 2024, we had cash and cash equivalents of $196.8 million and an accumulated deficit of $527.1 million.
Recent Developments
On August 20, 2024, we announced that the FDA granted 510(k) clearance of the Company's next-generation system, the HYDROS Robotic System, for the resection and removal of prostate tissue in males suffering from lower urinary tract symptoms due to BPH. The HYDROS Robotic System includes numerous design and innovative enhancements, and introduces the FirstAssist AI feature, which is designed to help urologists interpret ultrasound images for key anatomical landmarks. Also, the HYDROS Robotic System now comes fully integrated with an advanced ultrasound system and a new digital cystoscope providing the ability to improve visualization and make setup more streamlined. Lastly, the HYDROS Robotic System handpiece is pre-assembled with a single-use digital scope eliminating the need for scope reprocessing.
Following its FDA clearance, the HYDROS Robotic System was immediately available to customers in the United States. However, to ensure a successful transition for our immediate pipeline, we will continue to offer AquaBeam Robotic Systems in the United States through the fourth quarter of 2024.

We will continue to sell AquaBeam Robotic Systems outside the United States until we receive the appropriate regulatory clearances for HYDROS Robotic Systems in foreign markets.
Additionally, on October 7, 2024, we announced that the FDA approved a pivotal Investigational Device Exemption, or IDE, clinical trial comparing Aquablation therapy to radical prostatectomy. The Company also recently received Breakthrough Device Designation to investigate the use of Aquablation therapy for localized prostate cancer treatment.

The American Cancer Society estimates that over 3.3 million men in the United States have been diagnosed with and are currently living with prostate cancer. Additionally, about 300,000 new cases of prostate cancer are diagnosed each year, with incidence rates rising by approximately 3% to 5% annually. Based on data from the National Cancer Institute’s SEER database we estimate that of these 300,000 new cases, approximately 210,000 of them are localized to the prostate, with approximately 159,600 cases being categorized as low or intermediate risk with Grade Group 1 to 3 tumors.

The trial, known as WATER IV PCa, is a global multicenter, prospective, randomized clinical study assessing the safety and efficacy of Aquablation therapy compared to radical prostatectomy in men with Grade Group 1 to 3 localized prostate cancer. There is also a co-primary endpoint based on morbidity evaluated at the six-month follow-up. A key secondary endpoint is to measure the rate of Grade Group progression in the Aquablation therapy arm, which will be evaluated at the twelve-month follow-up. The study will enroll up to 280 patients at up to 50 centers and follow them for 10 years. The patients will be randomized on a 3:1 basis, with 210 patients receiving Aquablation therapy and 70 patients receiving radical prostatectomy. Longer-term follow-up focuses on both the reduction in treatment related harm and oncologic events.

Factors Affecting Our Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. While these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information. These factors include:
•Grow our install base of robotic systems. As of September 30, 2024, we had an install base of 572 robotic systems globally, including 445 in the United States. In the United States, we are initially focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We are initially targeting 860 high-volume hospitals that we estimate perform, on average, more than 200 resective procedures annually and account for approximately 70% of all hospital-based resective procedures. Additionally, there are approximately 1,840 additional U.S. hospitals that perform the remaining 30% of resective BPH procedures that we are targeting. To penetrate these hospitals, we expect to continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. As we increase our install base of robotic systems, we expect our revenue to increase as a result of system sales and resulting utilization.
•Increase system utilization. Our revenue is significantly impacted by the utilization of our robotic systems. Once we place a system within a hospital our objective is to establish Aquablation therapy as the surgical treatment of choice for BPH. Within each hospital we are initially focused on targeting urologists who perform medium-to-high volumes of resective procedures and converting their resective cases to Aquablation therapy. To accomplish this, we will continue expanding our team of highly trained Aquablation representatives and clinical specialists who are focused on driving system utilization within the hospital, providing education and training support and ensuring excellent user experiences. As urologists gain experience with Aquablation therapy we expect to leverage their experiences to capture more surgical volumes and establish Aquablation therapy as the surgical standard of care.

•Reimbursement and coverage decisions by third-party payors. Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover all or part of the cost of procedures using Aquablation therapy. The revenue we are able to generate from sales of our products depends in large part on the availability of sufficient reimbursement from such payors. Effective in 2021, all local MACs, representing 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states. We believe that these favorable coverage decisions have been a catalyst for hospital adoption of our robotic systems. We believe our strong body of clinical evidence and support from key societies, supplemented by the momentum from Medicare coverage, have led to favorable coverage decisions from many large commercial payors. We plan to leverage these recent successes in our active discussions with commercial payors to establish additional positive national and regional coverage policies. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and further improve patient access to Aquablation therapy.
•Cost of sales. The results of our operations will depend, in part, on our ability to increase our gross margins by more effectively managing our costs to produce our robotic systems and single-use disposable handpieces, and to scale our manufacturing operations efficiently. We anticipate that as we expand our sales and marketing efforts and drive further sales growth, our purchasing costs on a per unit basis may decrease, which in turn improve our gross margin. As our commercial operations continue to grow, we expect to continue to realize operating leverage through increased scale efficiencies.
•Investment in research and development to drive continuous improvements and innovation. With the successful launch of our next generation product, the HYDROS Robotic System, we will continue developing additional and next generation technologies to support and improve Aquablation therapy to further satisfy the evolving needs of surgeons and their patients as well as to further enhance the usability and scalability of our products. We also plan to leverage our treatment data and software development capabilities to integrate and advance artificial intelligence and machine learning to enable computer-assisted anatomy recognition and improved treatment planning and personalization. Our future growth is dependent on these continuous improvements which require significant resources and investment.

Components of Our Results of Operations
Revenue
We generate our revenue primarily from recurring revenue associated with sales of our single-use disposable handpieces that are used during each surgery performed with our system. Additionally, there is a non-recurring portion of our business, which includes sales of our robotic systems. Other revenue is derived from service and repair, other consumables, and extended service contracts with new and existing customers. We expect our revenue to increase in absolute dollars for the foreseeable future as we continue to focus on driving adoption of Aquablation therapy, and increased system utilization, though it may fluctuate from quarter to quarter.
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	89%	92%	90%	91%
Outside the United States	11%	8%	10%	9%
We expect that both our U.S. and international revenue will increase in the near term as we continue to expand the install base of our robotic systems and increase the units sold of our single-use disposable handpieces. We expect our increase in revenue in absolute dollars to be larger in the United States.
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
Operating Expenses
Research and Development
Research and development, or R&D, expenses consist primarily of engineering, product development, regulatory affairs, consulting services, materials, depreciation and other costs associated with products and technologies being developed. These expenses include employee and non-employee compensation, including stock-based compensation, supplies, materials, quality assurance expenses, consulting, related travel expenses and facilities expenses. We expect our R&D expenses to increase in absolute dollars for the foreseeable future as we make strategic investments in R&D, continue to develop and enhance existing products and technologies, though it may fluctuate from quarter to quarter. However, over time, we expect our R&D expenses to decrease as a percentage of revenue.

Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling, marketing, clinical affairs, professional education, finance, information technology, and human resource functions. SG&A expenses also include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit fees, legal fees, insurance costs and general corporate expenses including allocated facilities-related expenses. Post-market clinical study expenses include trial design, site reimbursement, data management and travel expenses. We expect our SG&A expenses to increase in absolute dollars for the foreseeable future as we expand our commercial infrastructure in order for us to execute on our long-term growth plan, though it may fluctuate from quarter to quarter. However, over time, we expect our SG&A expenses to decrease as a percentage of revenue.
Interest and Other Income, Net
Interest Expense
Interest expense consists primarily of interest expense from our long-term debt.
Interest and Other Income, Net
Interest and other income, net, consists primarily of interest income from our cash and cash equivalents balances, and fair value adjustments from our loan facility derivative liability.
Results of Operations
The following tables show our results of operations for the periods indicated:

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue	$58,370	$35,102	$23,268	66%
Cost of sales	21,459	16,228	5,231	32
Gross profit	36,911	18,874	18,037	96
Gross margin	63%	54%

Operating expenses:
Research and development	16,647	11,600	5,047	44
Selling, general and administrative	42,691	32,883	9,808	30
Total operating expenses	59,338	44,483	14,855	33
Loss from operations	(22,427)	(25,609)	3,182	12
Interest expense	(1,140)	(1,019)	(121)	(12)
Interest and other income, net	2,593	2,006	587	29
Net loss	$(20,974)	$(24,622)	$3,648	15

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue	$156,262	$92,610	$63,652	69%
Cost of sales	62,835	42,816	20,019	47
Gross profit	93,427	49,794	43,633	88
Gross margin	60%	54%

Operating expenses:
Research and development	47,232	33,950	13,282	39
Selling, general and administrative	123,099	95,457	27,642	29
Total operating expenses	170,331	129,407	40,924	32
Loss from operations	(76,904)	(79,613)	2,709	3
Interest expense	(3,215)	(2,870)	(345)	(12)
Interest and other income, net	7,562	4,090	3,472	85
Net loss	$(72,557)	$(78,393)	$5,836	7
Comparison of Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
System sales and rentals	$22,798	$14,295	$8,503	59%
Handpieces and other consumables	32,236	18,698	13,538	72
Service	3,336	2,109	1,227	58
Total revenue	$58,370	$35,102	$23,268	66

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
System sales and rentals	$58,952	$40,961	$17,991	44%
Handpieces and other consumables	88,447	46,244	42,203	91
Service	8,863	5,405	3,458	64
Total revenue	$156,262	$92,610	$63,652	69
Revenue increased $23.3 million, or 66%, to $58.4 million during the three months ended September 30, 2024, compared to $35.1 million during the three months ended September 30, 2023, and increased $63.7 million, or 69%, to $156.3 million during the nine months ended September 30, 2024, compared to $92.6 million during the nine months ended September 30, 2023. The growth in revenue was primarily attributable to an increase of $19.9 million and $56.1 million in revenue derived from the United States for the three and nine months ended September 30, 2024, respectively. The increase was due to higher sales volumes of system sales, handpieces, other consumables, and service contracts, and to a lesser extent, an increase in average selling prices on our system sales and handpieces.
Cost of Sales and Gross Margin
Cost of sales increased $5.2 million, or 32%, to $21.5 million during the three months ended September 30, 2024, compared to $16.2 million during the three months ended September 30, 2023, and increased $20.0 million, or 47%, to $62.8 million during the nine months ended September 30, 2024, compared to $42.8 million for the nine months ended September 30, 2023. The increase in cost of sales was primarily attributable to the growth in the number of units sold.
Gross margin increased to 63% during the three months ended September 30, 2024, compared to 54% for the three months ended September 30, 2023, and increased to 60% during the nine months ended September 30, 2024, compared to 54% during the nine months ended September 30, 2023. The increase in gross margin was primarily attributable to the growth in unit sales, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units, and to a lesser extent, an increase in average selling prices on both our system sales and handpieces.
Research and Development Expenses
R&D expenses increased $5.0 million, or 44%, to $16.6 million during the three months ended September 30, 2024, compared to $11.6 million during the three months ended September 30, 2023, and increased $13.3 million, or 39%, to $47.2 million during the nine months ended September 30, 2024, compared to $34.0 million for the nine months ended September 30, 2023. The increase in R&D expenses was primarily due to employee-related expenses of our R&D organization such as salaries and wages, along with an increase in consultant expenses and tooling. These expenses support ongoing product improvements and the development of our next generation robotic system.
Selling, General and Administrative Expenses
SG&A expenses increased $9.8 million, or 30%, to $42.7 million during the three months ended September 30, 2024, compared to $32.9 million during the three months ended September 30, 2023, and increased $27.6 million or 29%, to $123.1 million for the nine months ended September 30, 2024 compared to $95.5 million for the nine months ended September 30, 2023. The increase in SG&A expenses was primarily due to employee-related expenses of our sales and marketing organization such as salaries and wages and stock-based compensation expense, primarily to expand the commercial organization, and employee-related expenses of our administrative organization such as salaries and wages and stock-based compensation expense, to drive and support our growth in revenue.
Interest Expense
Interest expense increase was not material during the three months ended September 30, 2024, compared to the prior period.
Interest expense increased $0.3 million, or 12%, to $3.2 million during the nine months ended September 30, 2024, compared to $2.9 million during the nine months ended September 30, 2023. The increase in interest expense was primarily due to an increase in the interest rate as compared to the prior period.
Interest and Other Income, Net
Interest and other income, net, increased $0.6 million and $3.5 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023. The increase was primarily due to an increase in interest income, which was due to our increase cash balance with increases in interest rates.

Liquidity and Capital Resources
Overview
As of September 30, 2024, we had cash and cash equivalents of $196.8 million, an accumulated deficit of $527.1 million, and $52.0 million outstanding on our loan facility. We expect our expenses will increase for the foreseeable future, in particular as we continue to make substantial investments in sales and marketing, operations and research and development. Our future funding requirements will depend on many factors, including:
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(66,822)	$(83,210)
Investing activities	(3,235)	(16,491)
Financing activities	9,597	164,929
Net increase (decrease) in cash, cash equivalents and restricted cash	$(60,460)	$65,228
Net Cash Used in Operating Activities
During the nine months ended September 30, 2024, net cash used in operating activities was $66.8 million, consisting primarily of a net loss of $72.6 million and an increase in net operating assets of $22.4 million, partially offset by non-cash charges of $28.1 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization activities resulted in an increase in accounts receivable, inventory, and accounts payable, partially offset by reimbursements for leasehold improvements made related to our San Jose, California corporate headquarters and increases to other liabilities and deferred revenue. Non-cash charges consisted primarily of stock-based compensation, non-cash lease expense, and depreciation.
During the nine months ended September 30, 2023, net cash used in operating activities was $83.2 million, consisting primarily of a net loss of $78.4 million and an increase in net operating assets of $22.7 million, partially offset by non-cash charges of $17.8 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization resulted in an increase in accounts receivable and inventory, partially offset by reimbursements for leasehold improvements made related to our San Jose, California corporate headquarters, and increases to other liabilities and deferred revenue. Non-cash charges consisted primarily of stock-based compensation, non-cash lease expense and depreciation.
Net Cash Used in by Investing Activities
During the nine months ended September 30, 2024, net cash used in investing activities was $3.2 million, consisting of purchases of property and equipment. During the nine months ended September 30, 2023, net cash used in investing activities was $16.5 million, consisting of purchases of property and equipment.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2024, net cash provided by financing activities was $9.6 million, consisting of proceeds from exercises of stock options and proceeds from the issuance of common stock under the ESPP. During the nine months ended September 30, 2023, net cash provided by financing activities was $164.9 million, consisting of proceeds from exercises of stock options, proceeds from the issuance of common stock under the ESPP, and net proceeds from the issuance of common stock from our August 2023 public offering.
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
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in our Annual Report on Form 10-K dated February 28, 2024, or Annual Report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. There have been no material changes to our significant accounting policies during the three months ended September 30, 2024.

Recent Accounting Pronouncements
The information included in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Cash and cash equivalents of $196.8 million as of September 30, 2024, consisted of securities carried at quoted market prices with an original maturity of three months or less and therefore there is minimal risk associated with fluctuating interest rates. We do not currently use or plan to use financial derivatives in our investment portfolio.
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
Our accounts receivable primarily relate to revenue from the sale or rental of our products. No customer accounted for greater than 10% of accounts receivable at September 30, 2024 and December 31, 2023. We believe that credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms and diversity of our customer base.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)

under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceeding
We are not subject to any material legal proceedings.
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. The risk factors set forth below updates, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

Natural or man-made disasters and other similar catastrophic events outside of our control may significantly disrupt our business, and negatively impact our business, financial condition and results of operations.

Natural or man-made disasters, including earthquakes, wildfires, floods, hurricanes, nuclear disasters, riots, acts of terrorism or other criminal activities, public health emergencies such as infectious disease outbreaks, power outages and other infrastructure failures may impact our facilities or operations or the facilities or operations of our suppliers, customers, and other business partners (including their suppliers and business partners), which could the result in a disruption in our business and operations or increase costs to operate our business. For example, following a natural disaster, and during the related recovery, our customers may limit the number of surgical procedures or elective procedures performed at their facilities due to disruptions to hospital operations or supply constraints, or patients may choose to cancel or delay such procedures even if the hospital is able to perform it. As a result, customers may reduce the number of products ordered during the disruption, including disposable handpieces, and we may experience material and adverse impacts to our business, financial condition and results of operations, even if such supply constraints would not directly impact our procedure.
Furthermore, a significant portion of our employee base, and our primary operating facility and infrastructure are centralized in Northern California. Our facility may be harmed or rendered inoperable by any such natural or catastrophic disasters, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any business continuity or repair efforts would likely require substantial time. Any disruptions in our operations could adversely affect our business and results of operations and harm our reputation. Moreover, although we have disaster recovery plans, they may prove inadequate. We may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business and results of operations. In addition, the facilities of our suppliers and manufacturers may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or otherwise materially and adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2024, no director or officer of the Company informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), except as follows:

On August 8, 2024, Reza Zadno, the Company’s Chief Executive Officer, adopted a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Zadno Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s common in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act stock. The Zadno Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions. The Zadno Rule 10b5-1 Plan provides for the potential sale of up to 105,683 shares of the Company’s common stock during various specified trading periods through December 4, 2024.

On September 3, 2024, Alaleh Nouri, the Company’s Chief Legal Officer, adopted a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Nouri Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s common stock. The Nouri Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Nouri Rule 10b5-1 Plan provides for the potential sale of up to 56,185 shares of the Company’s common stock during various specified trading periods through December 31, 2025.

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
Dated: October 28, 2024

PROCEPT BIOROBOTICS CORPORATION
(Registrant)

/s/ Reza Zadno
Reza Zadno, Ph.D.
President and Chief Executive Officer
(principal executive officer)

/s/ Kevin Waters
Kevin Waters
EVP, Chief Financial Officer
(principal financial and accounting officer)