Form 10-K
period 2024-12-31
PROCEPT BioRobotics Corp
filed 2025-02-27
CIK 1588978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of shares held by non-affiliates of the Registrant (based upon the closing sale prices of such shares on the Nasdaq Global Market on June 30, 2024) was approximately $3.1 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.
The registrant had outstanding 54,818,700 shares of common stock as of February 20, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Stockholders’ Meeting, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K,

__________________
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

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I. Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•We have a history of significant net losses, we expect to continue to incur operating losses for the foreseeable future and we may not be able to achieve or sustain profitability.
•Our revenue is primarily generated from sales of our robotic systems and the accompanying single-use disposable handpieces, and we are therefore highly dependent on the success of those products.
•The terms of our loan and security agreement require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
•The commercial success of our products and Aquablation therapy will depend upon the degree of market acceptance of our products among hospitals, surgeons and patients.
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
•Our robotic systems and our operations are subject to extensive government regulation and oversight in the United States. If we fail to maintain necessary marketing authorizations for our robotic systems, or if approvals or clearances for future products or modifications to existing products are delayed or not issued, it will negatively affect our business, financial condition and results of operations.
•Even though we have obtained marketing authorization for our AquaBeam Robotic System and HYDROS Robotic System, we are subject to ongoing regulatory review and scrutiny. Failure to comply with post-marketing regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw a product from the market.
•We have to obtain, maintain and protect our intellectual property and failure to do so may adversely impact our competitive position.
•We may become a party to intellectual property litigation or administrative proceedings that could be expensive, time-consuming, unsuccessful, and could interfere with our ability to sell and market our products or services.
•We may be subject to claims challenging the ownership or inventorship of our patents and other intellectual property and, if unsuccessful in any of these proceedings, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms, or at all, or to cease the development, manufacture and commercialization of our AquaBeam Robotic System and HYDROS Robotic System and our other current and future products.
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

Part I
Item 1. Business
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System and HYDROS Robotic System, which are advanced, image-guided, surgical robotic systems for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. Each of our robotic systems employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We designed our robotic systems to enable consistent and reproducible BPH surgery outcomes. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that is independent of prostate size and shape, and delivers resection independent of surgeon experience. We have developed a significant and growing body of clinical evidence, which includes nine clinical studies and over 150 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of December 31, 2024, we had an install base of 647 AquaBeam Robotic Systems and HYDROS Robotic Systems globally, including 505 in the United States.
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
In the United States it is estimated that approximately 40 million men are impacted by BPH. Of these men, approximately 12 million are being managed by a physician for symptoms related to their disease. Our total addressable patient population in the United States includes approximately 8.2 million patients, comprising of 6.7 million receiving drug therapy, 1.1 million who have tried but failed drug therapy and 400,000 undergoing surgical intervention each year. By 2060, it is expected that the number of men over 65 years old in the United States will double and include a corresponding increase in the number of men with enlarged prostates. Based on the average selling price of our single-use disposable handpiece, we estimate that our total addressable market opportunity is in excess of $20 billion in the United States. The global incidence of BPH among men over 50 years old is similar to that of the United States, representing a significant incremental market opportunity outside of the United States.
The main goal of BPH treatment is to alleviate the symptoms associated with the disease and improve the patient’s quality of life. While drug therapy is typically a first line treatment option, limited efficacy and negative side effects contribute to low compliance and high failure rates and drop outs. On the other hand, surgical intervention is proven to provide effective and durable symptom relief compared to drug therapy, but the use of surgery is significantly under-penetrated. This is largely due to the compromise patients must make between the incidence of irreversible side effects associated with alternative resective surgical interventions, where obstructive tissue is removed at the time of intervention, or the lower rates of efficacy and durability associated with non-resective surgical interventions, where obstructive tissue is not removed, but rather the prostatic urethra is re-shaped. In addition, most alternative surgical interventions are limited by prostate size and shape, with no single procedure capable of effectively addressing the full range of prostate anatomies.
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
•Personalized treatment planning and improved decision-making. Aquablation therapy combines cystoscopic visualization, which uses a camera attached to a hollow tube, along with ultrasound imaging and advanced planning software to provide the surgeon with a multidimensional view of the treatment area and enables personalized treatment planning for the patient’s unique anatomy, improved decision-making and real-time monitoring during the procedure.
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
Currently, in the United States, we primarily sell our products to hospitals, or end customers, and to a lesser extent, distribution partners, ambulatory surgery centers and leasing companies. The end customers in turn bill various third-party payors, such as commercial payors and government agencies, for reimbursement for the procedures using our products. Effective in 2021, all local Medicare Administrative Contractors, or MACs, which represent 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states so long as such beneficiaries meet certain clinical criteria set forth in the local coverage determination. We believe that our strong body of clinical evidence and support from key societies, supplemented by the momentum from Medicare coverage, have led to favorable coverage decisions from many large commercial payors, which we estimate allows access to Aquablation therapy to approximately 95% of all men in the United States. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and improve payment which we believe will expand patient access to Aquablation therapy.
We primarily sell our products through our direct sales organization in the United States, which targets urologists across the United States, who we believe represent the primary physician specialty managing the care of patients with BPH. We target approximately 2,700 hospitals that perform resective BPH procedures in the United States. We estimate that approximately 50% of BPH patients who are on drug therapy as well as 50% who have failed drug therapy are under the care of a urologist, equating to approximately 3.9 million men. We believe we can reach these patients by continuing to educate our network of urologists about the clinical benefits of Aquablation therapy, provide comprehensive training programs and deepen our relationships with key urologists and various medical societies. Outside the United States, we sell our products using both our direct sales organization and, in certain regions, our network of distribution partners.
We generated revenue of $224.5 million and $136.2 million for the years ended December 31, 2024 and 2023, respectively, and incurred a net loss of $91.4 million and $105.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $546.0 million.
Our Growth Strategies
Our mission is to revolutionize BPH treatment globally in partnership with urologists by delivering best-in-class robotic solutions that positively impact patients and drive value. The key elements of our growth strategy are:
•Grow our install base of robotic systems by driving adoption of Aquablation therapy among urologists. In the United States, we are focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We estimate that approximately 290,000 of the 400,000 annual BPH surgeries are resective procedures performed across approximately 2,700 hospitals. To penetrate these hospitals, we will continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. We have also established a strategic accounts team, to build relationships and sell to integrated delivery networks, or group purchasing organizations, among other strategic accounts. We also intend to increase awareness of Aquablation therapy by continuing to publish clinical data in various industry and scientific journals, present our clinical data at various industry conferences and sponsor peer-to-peer education programs and workshops.
•Increase system utilization by establishing Aquablation therapy as the surgical treatment of choice for BPH. Once we place a system within a customer, our objective is to establish Aquablation therapy as the surgical treatment of choice for BPH. Within each customer site, we are initially focused on targeting urologists who perform medium-to-high volumes of resective procedures and converting their resective cases to Aquablation therapy. To accomplish this, we will continue expanding our team of highly trained Aquablation representatives and clinical specialists, who are focused on driving system utilization within the hospital, providing education and training support and ensuring excellent user experiences. As urologists gain experience with Aquablation therapy, we will leverage their experiences to capture more surgical volumes and establish Aquablation therapy as the surgical standard of care. Over time, we intend to leverage our relationships with urologists to drive utilization of Aquablation therapy beyond the current surgical market. We estimate that approximately 50% of BPH patients who are on drug therapy as well as 50% who have failed drug therapy are under the care of a urologist, equating to approximately 3.9 million men. We believe we can reach these patients by continuing to educate our network of urologists of the clinical benefits of Aquablation therapy, provide comprehensive training programs and deepen our relationships with key urologists and various medical societies.
•Continue to broaden private payor coverage. Since the addition of Aquablation therapy to AUA clinical guidelines in May 2019, we have significantly grown coverage for Aquablation therapy in the United States. Effective in 2021, all local MACs, which represent 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states so long as such beneficiaries meet certain clinical criteria set forth in the local coverage determinations. We believe that these favorable coverage decisions have been a catalyst for adoption of our robotic systems. Our strong body of clinical evidence and support from key societies, supplemented by the momentum from Medicare coverage, have led to favorable coverage decisions from most large private payors, which we estimate allows access to Aquablation therapy for approximately 95% of all men in the United States. We plan to leverage these successes in our active discussions with private payors to establish additional positive national and regional coverage policies. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and further improve patient access to Aquablation therapy.
•Build upon our strong base of clinical evidence. We are committed to continuing to build upon our foundation of clinical evidence, which we believe will help drive increased awareness and adoption of our products. To further strengthen this base, we plan to support new clinical studies aimed at advancing our commercial, regulatory, and reimbursement efforts. For example, we are supporting an investigator-initiated clinical study, called WATER III, which is a randomized controlled trial evaluating Aquablation therapy against laser enucleation in treating BPH patients with large prostate sizes.

•Invest in high quality clinical research to support the use of Aquablation therapy for prostate cancer. Currently, we are investing in two single arm prostate cancer clinical trials (PRCT001 (BPH+PCa) and PRCT002 (feasibility IDE for PCa)) and one randomized FDA approved pivotal Investigational Device Exemption, or IDE, clinical trial. This pivotal IDE clinical trial, known as WATER IV PCa, is a global multi-center, prospective, randomized clinical study designed to assess the safety and efficacy of Aquablation therapy compared to radical prostatectomy in men with Grade Group 1 to 3 localized prostate cancer. We believe our investment in level one clinical research will support future commercial, regulatory and reimbursement efforts to drive growth.
•Invest in research and development to drive continuous improvements and innovation. We are currently developing additional and next generation technologies to support and improve Aquablation therapy to further satisfy the evolving needs of surgeons and their patients as well as to further enhance the usability and scalability of our products. We also plan to leverage our treatment data and software development capabilities to further integrate and advance artificial intelligence and machine learning.
•Drive increased awareness of Aquablation therapy beyond the urology community. As we expand our network of urologists and grow our install base, we intend to increase awareness and brand recognition of Aquablation therapy beyond urologists, primarily among primary care physicians who manage BPH patients. We estimate that approximately 3.9 million men, including approximately 3.3 million patients who are on drug therapy and 600,000 who have failed drug therapy, are under the care of a primary care physician. To achieve this objective, we will invest in marketing initiatives directed at primary care physicians in order to expand networks for BPH patients to visit a urologist. Once we have established a broader install base of systems, we may seek to further increase patient awareness through various direct-to-patient marketing initiatives.
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
In the United States, we estimate that approximately 40 million men are impacted by symptoms of BPH, with aging demographics expected to drive future growth. By 2060, we expect that the number of men over 65 years old in the United States will double and include a corresponding increase in the number of men with enlarged prostates. Of these men, approximately 12 million are being managed by a physician for symptoms related to their disease. While drug therapy is typically a first line treatment option, limited efficacy and negative side effects contribute to low patient compliance, high failure rates and drop outs. On the other hand, surgical intervention is proven to provide effective and durable symptom relief compared to drug therapy, but the use of surgery is significantly underpenetrated, largely due to the compromise patients must make between (1) the incidence of irreversible side effects associated with current resective surgical interventions, or (2) the lower rates of efficacy and durability associated with non-resective surgical interventions. Our total addressable patient population in the United States includes approximately 8.2 million patients, comprised of 6.7 million receiving drug therapy, 1.1 million who have tried but failed drug therapy and 400,000 undergoing surgical intervention each year. Based on the average selling price of our single-use disposable handpiece, we estimate that our total addressable market opportunity is in excess of $20 billion in the United States. The global incidence of BPH among men over 50 years old is similar to that of the United States, representing a significant incremental market opportunity outside of the United States.
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
Limitations of Alternative Surgical Interventions
Two factors that surgeons and patients commonly consider when evaluating surgical intervention are efficacy and safety. Efficacy is generally measured by the degree and durability of symptom relief, and safety by the occurrence of irreversible complications such as urinary incontinence, erectile dysfunction and ejaculatory dysfunction. We believe that alternative surgical interventions for BPH require patients to compromise between efficacy and safety. Alternative interventions either provide significant symptom relief with a heightened risk of irreversible complications or a lower risk of complications with significantly less symptom relief. In addition, most alternative surgical interventions are limited by prostate size and shape, with no single procedure capable of effectively addressing the full range of prostate anatomies. We believe that the compromise and limitations associated with alternative surgical interventions have contributed to the relatively low penetration rate of surgical intervention.
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
•Long hospital stays and recovery time. Given the invasiveness of open procedures, long hospital stays and post-procedure recovery are common. In addition, patients typically stay in the hospital for an average of five days after surgery and have long recovery times.
Our Solution
Our first generation AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive urologic surgery, received De Novo FDA approval in December 2017. In August 2024, we received FDA 510(k) clearance of our next-generation platform – the HYDROS Robotic System. Our proprietary AquaBeam Robotic System and HYDROS Robotic System each deliver our Aquablation therapy, the first and only image-guided robotic therapy for the treatment of BPH. In August 2023, we received 510(k) clearance from FDA to remove the contraindication from our labeling that restricted Aquablation therapy from treating BPH in patients that also have an active diagnosis of prostate cancer. The most common side effects observed for Aquablation therapy are mild and transient and may include mild pain or difficulty when urinating, discomfort in the pelvis, blood in the urine, inability to empty the bladder or a frequent or urgent need to urinate, and bladder or urinary tract infection. During our clinical studies, we documented a rate of incontinence between 0%-2%, ejaculatory dysfunction between 6.9%-24.6%, and a peri-operative transfusion rate between 0.9%-5.9%. Since then, a number of publications have reported on transfusion rates. A key study published in April 2021 of 2,089 men undergoing Aquablation therapy with prostates ranging in size from 20 ml to 363 ml observed a transfusion rate of only 0.8%.
Robotic Systems

We design and market two robotic systems: the next-generation HYDROS Robotic System where cleared, and the first-generation AquaBeam Robotic System. Both systems leverage a heat-free waterjet for automatic robotic execution, reducing the risk of complications associated with prolonged thermal injury. They also feature real-time image guidance that integrates intraoperative ultrasound imaging with cystoscopic visualization, offering a multidimensional view of the treatment area to enhance decision-making and enable real-time monitoring during procedures.
The robotic systems support personalized treatment planning through advanced software and ultrasound imaging, allowing surgeons to map the treatment contour to precisely target the resection area and optimize tissue removal based on each patient’s unique anatomy. With the introduction of the HYDROS Robotic System in August 2024, we unveiled the FirstAssist AI feature. This innovation combines ultrasound imaging with advanced planning software to assist urologists in identifying key anatomical landmarks, enabling precise targeting of the resection area using the waterjet. By tailoring the tissue removal plan to individual anatomy, the FirstAssist AI feature aims to enhance procedural accuracy and outcomes.
Structurally, the HYDROS Robotic System fully integrates an advanced ultrasound system and a digital cystoscope providing the ability to improve visualization and streamline the operating room setup process. Additionally, the HYDROS Handpiece comes pre-assembled with a single-use digital scope eliminating the need for reprocessing the cystoscope between procedures.
These advanced features are designed to further deliver safe, effective, and durable outcomes for men suffering from lower urinary tract symptoms (LUTS) caused by BPH, regardless of prostate size and shapes and resection independent of surgeon experience.

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

Our Clinical Results and Studies

A significant body of clinical evidence supports the efficacy, safety and durability of Aquablation therapy across prostate sizes and shapes as well as surgeon experience. This robust body of evidence includes more than 150 peer-

reviewed publications in premier journals, such as the Journal of Urology, European Urology and BJU International, as well as nine clinical studies, including our three core studies: WATER, WATER II and OPEN WATER.

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

Cancer Therapy

•PRCT001. The PRCT001 study is a global, prospective, post-market, multi-center study of Aquablation therapy in patients with BPH and localized prostate cancer. The study is designed to assess safety in this population. The samples size of the study is 125 and is planned to be conducted in the United States, Hong Kong, Lebanon, Canada, and Portugal.

•PRCT002. The PRCT002 study is an investigational device exemption, or IDE (G230155), prospective, post-market, multi-center study of Aquablation therapy in patients with localized prostate cancer. The study has completed enrollment across three centers in the United States.

•WATER IV PCa. WATER IV PCa is a global multicenter, prospective, randomized clinical study designed to assess the safety and efficacy of Aquablation therapy compared to radical prostatectomy in men with Grade Group 1 to 3 localized prostate cancer. There is a co-primary endpoint based on morbidity evaluated at the six-month follow-up. A key secondary endpoint is to measure the rate of Grade Group progression in the Aquablation therapy arm, which will be evaluated at the twelve-month follow-up. The study is planned to enroll up to 280 patients at up to 50 centers and follow them for 10 years. The patients will be randomized on a 3:1 basis, with 210 patients receiving Aquablation therapy and 70 patients receiving radical prostatectomy. Longer-term follow-up focuses on both the reduction in treatment related harm and oncologic events.
Sales and Marketing
Commercial Activities in the United States
We designed our commercial strategy and built our direct sales team to target primarily urologists across the United States, who we believe represent the primary physician specialty managing the care of patients with BPH. We estimate that there are approximately 12,000 urologists who manage approximately 4.3 million BPH patients, comprised of 400,000 undergoing BPH surgery annually, 3.3 million who are on drug therapy and 600,000 who have tried but failed drug therapy. We are first focused on driving adoption of Aquablation therapy among urologists who perform hospital-based BPH resective surgery. We target the 2,700 hospitals where we estimate approximately 290,000 respective BPH surgeries of the 400,000 BPH surgeries are performed annually. Within each hospital, we are focused on targeting urologists who perform medium-to-high volumes of resective procedures and converting their resective cases to Aquablation therapy. As urologists gain experience with Aquablation therapy, we will leverage their experiences to capture more surgical volumes and establish Aquablation therapy as the surgical standard of care. We also intend to leverage our relationships with urologists to drive utilization of Aquablation therapy beyond the current surgical market.
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
In addition to our direct sales efforts, we support our sales organization with marketing and market development initiatives. We plan to continue to expand and enhance our marketing capabilities to support our growing commercial organization and customer base. Our near-term marketing efforts center principally on increasing awareness and driving adoption of Aquablation therapy among urologists by continuing to publish clinical data in various industry and scientific journals, present our clinical data at various industry conferences, expand our network of KOLs and sponsor peer-to-peer education programs and workshops. We believe these initiatives will further deepen our relationships with urologists and key medical societies, contributing to our goal of Aquablation therapy becoming the surgical standard of care for BPH surgery. Longer-term, as we expand our network of urologists and grow our install base, we intend to increase awareness and brand recognition of Aquablation therapy beyond urologists, primarily among primary care physicians who manage BPH patients. To achieve this objective, we will invest in marketing initiatives directed at primary care physicians in order to expand networks for BPH patients to visit a urologist. Once we have established a broader install base of systems, we may seek to further increase patient awareness through various direct-to-patient marketing initiatives.
Commercial Activities Outside of the United States
Outside the United States, we utilize both a direct sales organization and, in certain regions, a network of distribution partners. In the United Kingdom and Japan specifically, we have increased the size of our direct sales force following recent reimbursement decisions specific to Aquablation therapy in those countries. In markets where our coverage is limited, we collaborate with distribution partners to support market development and sales efforts. We strategically select partners with clinical and marketing expertise to help us enter new markets. Our focus is on partners who can assist with surgeon training and, when necessary, securing regulatory approvals.
Third-Party Reimbursement
In the United States, the primary end users of our products are hospitals. These end users in turn bill various third-party payors, such as commercial payors and government agencies, for reimbursement for the procedures using our products. Our market access team includes professionals who are focused on all key aspects of reimbursement, which include securing appropriate coding, payment and coverage policies for our products and procedures using our products. This team focuses both on payer engagement as well as providing support to the providers.
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
Coding and Payment
Third-party payors require physicians and hospitals to identify the service for which they are seeking reimbursement by using Current Procedural Terminology, or CPT, codes, which are created and maintained by the American Medical Association, or AMA. The surgical treatment of BPH using Aquablation therapy is described by CPT code 0421T, which is the code describing transurethral waterjet ablation of the prostate, a Category III code published by the AMA in January 2017. In May 2024, the AMA established a new CPT Category I code for Aquablation therapy to treat BPH. The Category I code will replace the existing Category III CPT code starting January 1, 2026.
Physician reimbursement under Medicare generally is based on a defined fee schedule, the Medicare Physician Fee Schedule, through which payment amounts are determined by a calculation of various inputs related to the professional service rendered. Physician payment rates for Category III codes are determined by the MACs and vary from jurisdiction to jurisdiction. The payment to the physician using CPT code 0421T is currently similar to that for a TURP procedure.
In addition to payment to the physician for professional services, Medicare provides reimbursement to our hospital customers for procedures under the hospital outpatient prospective payment system, or HOPPS, and inpatient prospective payment system, or IPPS. The HOPPS and IPPS provide bundled amounts generally intended to reimburse the hospital for all facility costs related to procedures performed in the hospital outpatient setting and inpatient setting, respectively. Medicare also provides reimbursement for procedures performed in ambulatory surgery centers. Reimbursement rates from commercial payors vary depending on the commercial payor, contract terms, and other factors.
Commercial Payor and Government Program Coverage
A core pillar of our reimbursement strategy involves broadening our third-party payor coverage. We continue to have active discussions with commercial payors to establish positive national coverage policies. We believe that our strong body of clinical evidence and support from key societies, supplemented by the momentum from Medicare coverage, have led to favorable coverage decisions from many large commercial payors – which we estimate allows access to Aquablation therapy to approximately 95% of all men in the United States.
As of December 27, 2020, all MACs cover procedures involving Aquablation therapy for Medicare patients (including Medicare Advantage plans). We believe Medicare accounts for approximately 50% of all hospital-based resective BPH procedures performed in the United States.
Prior Authorization Approval Process
For certain customers, our reimbursement strategy includes leveraging our market access team as advisors when needed to support in obtaining appropriate prior authorization approvals in advance of treatment. We believe we are highly effective in providing education to obtain prior authorizations when needed.
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
In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement. The Health Technology Assessment, or HTA, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic, impact and the economic and societal impact related to the use of a health technology. The outcome of the HTA will often influence the pricing and reimbursement status granted to the product under review by the competent authorities of individual EU Member States. On January 31, 2018, the

European Commission adopted a proposal for a regulation on HTA, or HTA Regulation. The HTA Regulation aims to boost cooperation among EU Member States in assessing health technologies and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The HTA Regulation entered into force on January 11, 2022 and started to apply from January 12, 2025. Under the HTA Regulation, EU Member States are required to use common HTA tools, methodologies, and procedures across the EU. Among others, the HTA Regulation establishes an HTA coordination group, composed of national HTA bodies, which jointly conduct Joint Clinical Assessments, or JCA of new medicines and certain high-risk medical devices and introduces a single EU-level submission file for JCAs. However, the HTA Regulation focuses on the clinical aspects of HTA, i.e. the relative clinical effectiveness and relative clinical safety of a new health technology as compared with existing technologies, and, as such, individual EU Member States remain responsible for determining the overall value of a new health technology within their healthcare systems, as well as making pricing and reimbursement decisions.
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
To improve customer experience, we are continually innovating our technologies to support and improve Aquablation therapy to further satisfy the evolving needs of surgeons and their patients as well as to further enhance the usability and scalability of our robotic systems. We also plan to leverage our treatment data and software development capabilities to enable artificial intelligence assisted anatomy recognition and improved treatment planning and personalization. We are also evaluating the application of our robotic systems in prostate cancer.
Manufacturing and Supply
We directly manufacture our robotic systems, the handpiece and other accessories at our facility in San Jose, California. This includes supporting the supply chain distribution and logistics of the various components. Components, sub-assemblies and services required to manufacture our products are purchased from numerous global suppliers. Each AquaBeam Robotic System or HYDROS Robotic System is shipped to our customers with a third-party manufactured ultrasound system and probes. We utilize a well-known third-party logistics providers located in United States, United Kingdom, and the Netherlands to ship our products to our customers globally. We rely on third-party suppliers, almost all of whom are single source suppliers, to provide us with certain components, sub-assemblies and materials for our products. Our suppliers manufacture the components they produce for us and test our components and devices to our specifications. We have entered into manufacturing and supply agreements with several of our single-source suppliers pursuant to which they supply the components we need. In addition, we intend to maintain sufficient levels of inventory to enable us to continue our operations while we obtain another supplier in the event that one or more of our single-source suppliers were to encounter a delay in supply or end supply.
Competition
The industry in which we operate is subject to rapid change from the introduction of new products and technologies and other activities of industry participants. While we believe Aquablation therapy delivered through our robotic systems provides us with a competitive advantage against other competing BPH treatment modalities, our currently marketed products are, and any future products we commercialize will be, subject to intense competition.
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
We consider our primary competition to be resective surgical treatments. These include among others, those manufacturers producing devices for the TURP procedure and laser-based therapies marketed by Boston Scientific Corporation. We also believe we will compete with non-resective and non-surgical treatments. The non-resective treatments include, among others, UroLift marketed by Teleflex Incorporated and Rezum marketed by Boston Scientific Corporation. Non-surgical treatments for BPH are primarily pharmaceuticals.
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
As of December 31, 2024, we had rights to 60 issued U.S. patents, expiring between 2028 and 2042, 133 issued foreign patents, expiring between 2028 and 2041, 38 pending U.S. patent applications, six pending PCT applications, and 55 foreign patent applications.
As of December 31, 2024, our rights to foreign issued patents included 21 granted Chinese patents, 30 granted Japanese patents, seven Brazilian patents, six Indian patents, and 17 granted European patents, of which 12 have been validated in Germany, 10 in Spain, 11 in France, 17 in the United Kingdom, six in Ireland, nine in Italy, one in Switzerland, and three European patents with unitary effect. As of December 31, 2024, our rights to foreign patent applications include 18 pending European applications, 17 pending Chinese applications, 14 pending Japanese applications, two pending Brazilian applications, one pending Indian application and three pending Hong Kong applications.
As of December 31, 2024, we had 44 pending and registered trademark filings worldwide, some of which may provide trademark protection in multiple countries.
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
Our pending patent applications may not result in issued patents, and we cannot assure you that any current or subsequently issued patents will protect our intellectual property rights or provide us with any competitive advantage. While there is no active material litigation involving any of our patents or other intellectual property rights and we have not received any notices of patent infringement, we may be required to enforce or defend our intellectual property rights against third parties in the future. See the section titled “Risk Factors—Risks Related to Our Intellectual Property” for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.
License Agreement with AquaBeam LLC
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

In exchange for the license from HyrdoCision, we paid HydroCision $2.5 million in 2019. No further payments have been made or are otherwise required under the HydroCision License Agreement. HydroCision is responsible for all patent prosecution and maintenance costs related to the Fluid Jet Technology Patents.

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
FDA Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, De Novo authorization, or PMA approval. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or another commercially available device that was cleared to through the 510(k) process.
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
This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) pre-market notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) pre-market notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, the FDA is required to classify the device within 120 days following receipt of the de novo request. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The de novo authorization establishes a new device class II product code. De novo authorized devices can then serve as predicate device for a 510(k). In addition, the FDA may reject the de novo request if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed.
Our currently marketed robotic systems are Class II devices, which was initially granted marketing authorization pursuant to a de novo classification. We have subsequently received FDA clearance of a 510(k) pre-market notification for modifications to our robotic systems where we used the initially authorized device as the predicate device for our more recent 510(k) clearance.
510(k) Clearance Process

Our HYDROS Robotic System is a class II device that was cleared under the 510(k) premarket notification process. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent,” as defined in the FDC Act, to a legally marketed predicate device.
A predicate device is a medical device that was legally marketed before May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. A device is considered to be substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics; or (ii) different technological characteristics, but the information provided in the 510(k) submission demonstrates that the device does not raise different questions of safety or effectiveness than the predicate device.
Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA determines that the device is substantially equivalent to a predicate device, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous requirements of the PMA approval process, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval or de novo classification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), de novo classification or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance, approval of a PMA, or issuance of a de novo classification. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.
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
Regulation of Medical Devices, European Economic Area, or EEA
The European Union, or EU, has adopted specific directives and regulations regulating among other things, the design, manufacture, clinical investigation, conformity assessment, labeling and adverse event reporting for medical devices.
On May 26, 2021, the Regulation (EU) 2017/745 on Medical Devices, or the MDR, entered into application, repealing and replacing both the Medical Devices Directive 93/42/EEC, or the MDD, and the Active Implantable Medical Devices Directive 90/385/EEC, or the AIMDD. The MDR and its associated guidance documents and harmonized standards govern, among other things, device design and development, preclinical and clinical requirements, premarket conformity assessment and post-market surveillance, vigilance, and market surveillance.
In order to avoid shortages of medical devices needed for the smooth functioning of healthcare services, the MDR was amended to provide extended transitional periods for devices which were CE marked under the MDD or the AIMDD and fulfill certain conditions outlined in the MDR. Pursuing marketing of medical devices in the EU will notably require that all our devices be certified under the MDR. Regardless of whether we have already obtained certification under the MDD, since May 26, 2021, the MDR requirements apply in place of the corresponding requirements of the MDD and the AIMDD with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements.
In the EU, unlike the US, there is no regulatory approval process prior to marketing of medical devices. However, the EU requires that all medical devices, including medical device software, or MDSW, placed on the market in the EU must comply with the General Safety and Performance Requirements, or GSPRs, set out in Annex I of the MDR, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Compliance with these requirements is a prerequisite to be able to affix the CE Mark to devices, including MDSW, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the GSPRs provided in the MDR and obtain the right to affix the CE Mark, medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Apart from low-risk medical devices (Class I with no measuring function, not reusable and which are not sterile), in relation to which the manufacturer may issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the GSPRs, a conformity assessment procedure requires the involvement of a Notified Body, which is an organization designated by a Competent Authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body audits and examines the technical documentation and the quality management system for the manufacture, design and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPRs. This Certificate and the related conformity assessment process entitles the manufacturer to affix the CE Mark to its medical devices after having drawn up and signed a related EC Declaration of Conformity.
As a general rule, demonstration of conformity of medical devices and their manufacturers with the GSPRs must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use and that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., product labeling and instructions for use) are supported by suitable evidence. This assessment must be based on clinical data, which can be obtained from (1) clinical studies conducted on the devices being assessed, (2) scientific literature from similar devices whose equivalence with the assessed device can be demonstrated or (3) both clinical studies and scientific literature. Manufacturers are required to specify and justify the level of clinical evidence necessary to demonstrate conformity with the relevant GSPR. This level of clinical evidence must be appropriate in view of the characteristics of the device and its intended purpose. The conduct of clinical studies in the EU is governed by detailed regulatory obligations. These may include the requirement of prior authorization by the competent authorities of the EU member state in which the investigation takes place and the requirement to obtain a positive opinion from a competent ethics committee. This process can be expensive and time-consuming.
To demonstrate compliance with certain GSPRs relating to the design and manufacture of medical devices, manufacturers may rely on compliance with the list of EU harmonized standards relating to medical devices. While not mandatory, compliance with these standards creates a presumption of conformity with the related GSPRs. Throughout the term of the Certificate, the manufacturer will be subject to periodic surveillance audits by the notified body to verify continued compliance with the applicable requirements. The notified body will also conduct an audit before renewing a Certificate. The quality management system and technical documentation of manufacturers will be required to be recertified periodically, as CE Certificates of Conformity issued by a notified body remain valid only for the period indicated in them and in no case exceed five years.
After a device is placed on the market, it remains subject to significant regulatory requirements. The MDR imposes post-marketing surveillance requirements which requires manufacturers to continuously and proactively monitor the performance and safety of their devices through implementation of a post-market surveillance system, in a manner that is proportionate to the risk class and appropriate for the type of their device. Once a device is on the EU market, manufacturers must comply with certain vigilance requirements, such as the reporting of serious incidents and field safety corrective actions (even those occurring outside the EU) to the relevant Competent Authorities. The Competent Authorities of each EU Member State oversee the implementation of the MDR within their jurisdiction.

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
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for referral of an individual or the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, and can include stock, stock options, and the compensation derived through ownership interests.
Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Our arrangements with physicians, hospitals and other persons or entities who are in a position to refer may not fully meet the stringent criteria specified in the various safe harbors. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations of our products may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances and may result in increased scrutiny by government enforcement authorities. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The majority of states, as well as many of the non-U.S. jurisdictions where we operate, also have anti-kickback laws which establish similar prohibitions and, in some cases, may apply more broadly to items or services covered by any third-party payor, including commercial insurers and self-pay patients.
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
Many foreign countries have similar laws relating to healthcare fraud and abuse. Foreign laws and regulations may vary greatly from country to country. The advertising and promotion of medical devices are also subject to EU and EU Member States’ laws governing promotion of medical devices, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
Violations of any of these laws or any other governmental regulations that apply may result in significant penalties including administrative, civil, and criminal damages, disgorgement, fines, additional reporting requirements and compliance oversight obligations in the event that a corporate integrity agreement or other agreement is required to resolve allegations of noncompliance with these laws, the curtailment or restructuring of operations, exclusion from participation in government healthcare programs and/or individual imprisonment.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, and in connection with subsequent legislation, reduced Medicare payments to providers which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Subsequent amendments to this law provide for 1% Medicare sequestration through the second quarter of 2022 and the full 2% sequestration thereafter until 2032. This sequestration is currently set at 2% and will continue through the first 8 months of fiscal year 2032. Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several categories of healthcare providers, including hospitals, and increased the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years. The current presidential administration and Congress may continue to pursue significant changes to the current healthcare laws.
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
Employees and Human Capital Resources
Our growing and skilled employee base drives our success and helps us progress towards our vision of restoring patient lives by delivering the BPH treatment of choice. As of December 31, 2024, we had 756 employees.
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
Beginning in 2022 and updated annually since then, we have published our Environmental, Social, and Governance or ESG Report, which is available on our website and includes more detailed information on our human capital programs and initiatives. Nothing contained on or accessible through our website, including our ESG Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.
Human Capital and Inclusiveness
Inclusiveness is valued in our organization because we strongly believe that it drives superior results – and truly reflects the communities we serve and in which we work. We believe that everyone should feel included and fairly treated, and we embrace the unique qualities of our employees including all genders and gender identities, races, ethnicities, ages, national origins, disabilities, sexual orientations, military and socioeconomic backgrounds, and religions, as well as any other protected characteristics.
Additionally, from a governance perspective, we maintain a mix of skills, backgrounds and experience on our executive team and on our board to serve the needs of our diverse stakeholders.
Health, Safety and Wellness
The health, safety and wellness of our employees is an area where we continued to invest and expand throughout 2024. We provide our employees and their families with access to a variety of comprehensive health, wellness and time off programs that support physical, mental, emotional and financial well-being. We have a zero-tolerance policy concerning workplace violence including any threatening behavior on our premises or during any work-related activities.
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
Talent Development
Professional growth is a key indicator of employee satisfaction and helping our employees reach and exceed their goals helps us retain and engage our outstanding talent. We foster professional growth by providing stretch assignments, projects and manager-led coaching and mentoring to help employees meet their career goals. We continuously work on improving manager effectiveness by providing training on people processes and a program that focuses on building connection and trust, high performing teams, and fostering a growth mindset.
We have an annual global performance review process for reviewing all employees’ performance and encourage ongoing conversations and a mid-year review as well. We also have an annual compensation process to review pay. To support our managers, we train them on topics such as conducting effective performance reflections and making equitable compensation recommendations, considering market pay data, experience in role and performance.
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
Risks Related to Our Business
We have a history of significant net losses, we expect to continue to incur operating losses for the foreseeable future and we may not be able to achieve or sustain profitability.
We have incurred significant net losses in each reporting period since our inception. For the years ended December 31, 2024 and 2023, we had a net loss of $91.4 million and $105.9 million, respectively. We expect to continue to incur additional losses in the future. As of December 31, 2024, we had an accumulated deficit of $546.0 million. To date, we have financed our operations primarily through net proceeds from sales of our equity securities, indebtedness, including our loan and security agreement, and, to a lesser extent, product revenue from sales of our robotic systems and disposables. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, costs related to our sales and marketing efforts, including costs related to clinical and regulatory initiatives to obtain marketing approval, and infrastructure improvements.
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
Our revenue is primarily generated from sales of our robotic systems and the accompanying single-use disposable handpieces, and we are therefore highly dependent on the success of those products.
To date, substantially all of our revenue has been derived, and we expect it to continue to be substantially derived, from sales of our robotic systems and our accompanying single-use disposable handpieces and other disposables. Our robotic systems deliver Aquablation therapy, using a heat-free robotically controlled waterjet to remove prostate tissue. We began commercializing our products in the United States in 2017 and physician awareness of, and experience with, our products has been and is currently limited. As a result, our products may have limited product and brand recognition within the medical industry. We do not have a long history operating as a commercial company, and the novelty of our products, together with our limited commercialization experience, makes it difficult to evaluate our current business and predict our future prospects with precision. These factors also make it difficult for us to forecast our financial performance and future growth, and such forecasts are subject to a number of uncertainties, including those outside of our control.
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
•the level of surgeon and hospital adoption and demand for our products;

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
•any safety, reliability or effectiveness concerns that arise regarding our products or other procedures in which our products are used;
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
•our ability and our third-party suppliers’ ability to supply the components of our products in a timely manner, in accordance with our specifications, and in compliance with applicable regulatory requirements; and
•introduction of new products, technologies or alternative treatments that compete with our products.
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
As of December 31, 2024, we had $52.0 million outstanding in the form of a term loan under our loan and security agreement with Canadian Imperial Bank of Commerce, which was entered into in October 2022 and amended in June 2023. The loan is secured by substantially all of our assets, including all of the capital stock held by us, if any. The loan and security agreement contains a number of restrictive covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. See the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”

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
Since our inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily by net proceeds from sales of our equity securities, indebtedness and, to a lesser extent, product revenue from sales of our robotic systems and single-use disposable handpieces. As of December 31, 2024, we had $333.7 million in cash and cash equivalents, and an accumulated deficit of $546.0 million. Based on our current operating plan, we currently believe that our cash and cash equivalents and anticipated revenue will be sufficient to meet our capital requirements and fund our operations through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Changing circumstances could result in lower revenues or cause us to consume capital significantly faster than we currently anticipate, and we may need to raise capital sooner or in greater amounts than currently expected because of circumstances beyond our control.
We may require additional capital in the future as we expect to continue to expand our sales and marketing organization, invest in clinical trials and registries that are designed to provide clinical evidence of the safety and efficacy of our products and research and development of product improvements and future products. Moreover, we expect to continue to incur significant expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations and other expenses. To the extent additional capital is necessary, there are no assurances that we will be able to raise additional capital on favorable terms or at all, and therefore, we may not be able to execute our business plan. Our future funding requirements will depend on many factors, including:
•the degree and rate of market acceptance of our current and future products;
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
The commercial success of our products will depend upon the degree of market acceptance of our products among hospitals, surgeons and patients.
Our success will depend, in large part, on the acceptance of our products as safe, effective, reliable and durable and, with respect to hospitals, healthcare providers and patients, as cost-effective. Our products employ a computer-assisted patient-specific visualization system, a heat-free waterjet and an automated robotic system to target and remove prostate tissue. We believe that market acceptance will be driven primarily by surgeons and hospitals, and if they do not adopt the concept of computer-assisted robotics-enabled technology and perceive such technology as having significant advantages over other surgical alternatives, patients will be less likely to accept or be offered treatment utilizing our products and we will fail to meet our business objectives. Surgeons’ and hospitals’ perceptions of such technology having significant advantages are likely to be based on a determination that, among other factors, our products are safe, cost-effective and represent acceptable methods of treatment. Even if we can prove the effectiveness of treatment utilizing our products through clinical trials, there may not be broad adoption and use of our products and surgeons may elect not to use our products for any number of other reasons, including:
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
•long-standing relationships with companies and distributors that sell other products or treatment options;
•concerns over the capital investment required to purchase our robotic systems and perform procedures utilizing our products;
•lack of availability of adequate third-party payor coverage or reimbursement;

•pricing pressure, including from group purchasing organizations, or GPOs, and integrated delivery networks, or IDNs, seeking to obtain discounts on our robotic systems based on the collective buying power of the GPO and IDN members;
•competitive response and negative selling efforts from providers of alternative treatments;
•limitations or warnings contained in the labeling cleared or approved by the FDA or other authorities.
Even if our products achieve widespread market acceptance, they may not maintain such level of market acceptance over the long term if competing products or technologies, which are more cost-effective or received more favorably, are introduced. In addition, our limited commercialization experience makes it difficult to evaluate our current business and predict our future prospects. We cannot predict how quickly, if at all, hospitals, surgeons and patients will accept our products, or, if accepted, how frequently it will be used. Failure to achieve or maintain market acceptance and/or market share could materially and adversely affect our ability to generate revenue and would have a material adverse effect on our business, financial condition and results of operations.
We have limited experience in training and marketing and selling our products and we may provide inadequate training, fail to increase our sales and marketing capabilities or fail to develop and maintain broad brand awareness in a cost-effective manner.
We have limited experience marketing and selling our products. We currently rely on our direct sales force and distributors to sell our products in targeted geographic regions and territories, and any failure to maintain and grow our direct sales force and distributor relationships could harm our business. The members of our direct sales force are adequately trained and possess technical expertise, which we believe is critical in driving the awareness and adoption of our products. The members of our direct U.S. sales force are at-will employees. The loss of these personnel to competitors, or otherwise, could materially harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of comparable expertise and qualifications, or if we are unable to successfully instill such expertise in replacement personnel, our product sales, revenues and results of operations could be materially harmed.
In order to generate future growth, we plan to continue to significantly expand and leverage our commercial infrastructure to increase our customer base and increase awareness and adoption by existing customers to drive our growth. Identifying and recruiting qualified sales and marketing professionals and training them on our products and our procedures, on applicable federal and state laws and regulations and on our internal policies and procedures requires significant time, expense and attention. It can take several months or more before a sales representative is fully trained and productive. Our sales force may subject us to higher fixed costs than those of companies with competing products or treatments that can utilize independent third parties, placing us at a competitive disadvantage. Our business may be harmed if our efforts to expand and train our sales force do not generate a corresponding increase in product sales and revenue, and our higher fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products. Any failure to hire, develop and retain talented sales personnel, to achieve desired productivity levels in a reasonable period of time or timely reduce fixed costs, could have material adverse effect on our business, financial condition and results of operations.
Our ability to increase our customer base and achieve broader market acceptance of our products will depend, to a significant extent, on our ability to expand our sales and marketing and educational efforts. We plan to dedicate significant resources to our sales and marketing and educational programs. Our business may be harmed if these efforts and expenditures do not generate a corresponding increase in revenue. In addition, we believe that developing and maintaining broad awareness of our products in a cost-effective manner is critical to achieving broad acceptance of our products and reaching new physicians, hospitals and patients. Promotion and educational activities may not generate hospital or surgeon awareness or increase revenue, and even if they do, any increase in revenue may not offset the costs and expenses we incur. If we fail to successfully promote our products in a cost-effective manner, we may fail to attract or retain the market acceptance necessary to realize a sufficient return on our promotional and educational efforts, or to achieve broad adoption of our products.
We rely on third-party distributors to effectively distribute our products in certain markets.
We depend, or expect to depend in the future, on qualified distributors for the marketing and selling of our products in certain markets. If our distributors fail to effectively market and sell our products in full compliance with applicable laws, our operating results and business may suffer. Screening, recruiting and retaining qualified third-party distributors and training them in our technology and product offering and business practices requires significant time and resources. To develop and expand our distribution, we may be required to scale and improve our processes and procedures that support our distributors. Further, if our relationship with a successful distributor terminates, we may be unable to replace that distributor without disruption to our business. If we fail to develop or maintain positive relationships with our distributors, including in new markets, fail to manage, train or incentivize these distributors effectively, or fail to provide distributors with competitive products on attractive terms, or if these distributors are not successful in their sales efforts, we may not achieve expected revenues or may have a reduction in revenue and our operating results, reputation and business would be harmed.
We may not be able to maintain adequate levels of third-party coverage and reimbursement, and third parties may rescind or modify their coverage or delay payments related to our products.
We derive the majority of our revenue from sales of our robotic systems and single-use disposable handpieces to our customers. Sales of our products will depend, in part, on the extent to which the procedures using our products are covered and reimbursed by third-party payors, including private insurers and government healthcare programs. Even if a third-party payor covers a particular treatment that uses our products, the resulting reimbursement rate may not be adequate to cover a provider’s cost to purchase our products or ensure such purchase is profitable for the provider. As a result, maintaining access to adequate coverage and reimbursement for our products by third-party payors is essential to the acceptance and adoption of our products.
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
Our end user customers typically bill third-party payors for the costs and fees associated with the procedures in which our products are used. Any decline in the amount payors are willing to reimburse, could make it difficult for customers to continue using or to adopt our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.
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
Further, we believe that future coverage and reimbursement may be subject to increased restrictions, such as additional prior authorization requirements, both in the United States and in relevant international markets in which we plan to operate. If Medicare no longer covers any of our products, there would be a material adverse effect on our business, financial condition and results of operations. In addition, Medicare Administrative Contractors could revise existing local coverage determination decisions that could restrict the patients eligible for the treatment with our products or in another manner unfavorable to our business. Third-party coverage and reimbursement for procedures using our products or any of our products in development for which we may receive regulatory clearance or approval may not be available or adequate in either the United States or international markets. Further, other treatments may be more widely covered or subject to different co-pay policies and requirements, which could impact demand for our products. If hospital, surgeon and/or patient demand for our products is adversely affected by changes in third-party reimbursement policies and decisions, it could have a material adverse effect on our business, financial condition and results of operations.
We face competition from many sources, including larger companies, and we may be unable to compete successfully.
The medical device industry is highly competitive, subject to rapid change and significantly affected by the introduction of new products and technologies and other activities of industry participants. We compete with pharmaceutical products, and with medical device companies that manufacture resective or non-resective surgical alternatives for treating to our products. Resective alternatives for treating BPH include devices for the TURP procedure, laser-based therapies and simple prostatectomy, each of which is intended to remove the prostate tissue, and non-resective alternatives such as UroLift marketed by Teleflex Incorporated and Rezum marketed by Boston Scientific Corporation, which are intended to reshape the prostate and widen the cavity. Our primary medical device competitors for treating BPH are Boston Scientific Corporation and smaller companies that have single products or a limited range of products. Moreover, other products that are in current clinical trials, new drugs or additional indications for existing drugs could demonstrate better safety, effectiveness, clinical results, lower costs or greater physician and market acceptance than our products. . If we are successful in obtaining regulatory clearance for the use of our products and Aquablation therapy for patients with prostate cancer, we expect we will be competing with additional companies.
We compete, or may compete in the future, against other companies which have longer, more established operating histories and significantly greater financial, technical, marketing, sales, distribution and other resources, which may prevent us from achieving significant market penetration or improved operating results. These companies may enjoy several competitive advantages, including:
•established treatment patterns pursuant to which drugs are generally first-line or concurrent therapies;
•established relationships with hospitals and physicians who are familiar with other surgical alternatives;
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

One of the major hurdles to adoption of our products will be overcoming established treatment patterns, which will require education of surgeons and supportive clinical data. However, because of the size of the market opportunity for the treatment of BPH as well as the treatment of prostate cancer, we believe current and potential future competitors will dedicate significant resources to aggressively promote their products or develop new products or treatments. New treatment options may be developed that could compete more effectively with our products due to the research and technological progress that exist within the market.
If we are unable to continue to innovate and improve our products, we could lose customers or market share.
Our success will depend on our ability to keep ahead of innovative developments in the treatment of BPH. It is critical to our competitiveness that we continue to innovate and make improvements to our products’ functionality and efficiency. If we fail to make improvements to our robotic systems’ functionality over time, our competitors may develop products that offer features and functionality similar or superior to those of our products. If we fail to make improvements to our products’ efficiency, our competitors may develop products that are more cost-effective than ours. Our failure to make continuous improvements to our products to keep ahead of the products of our competitors could result in the loss of customers or market share that would adversely affect our business, results of operations, and financial condition.
We have limited experience manufacturing our products in large-scale commercial quantities, and we face a number of manufacturing risks that may adversely affect our manufacturing abilities which could delay, prevent or impair our growth.
Our growth strategy depends on our ability to manufacture our current and future products in sufficient quantities and on a timely basis to meet customer demand, while adhering to product quality standards, complying with regulatory quality system requirements and managing manufacturing costs in our current manufacturing facility or any future manufacturing facilities. Currently, we have a sole manufacturing facility located in San Jose, California, where we manufacture, assemble, inspect, test, package and ship our products. We currently assemble all of our robotic systems and single-use disposable handpieces at this one facility. If this facility, or any of our future manufacturing facilities, suffers damage, or a force majeure event were to occur, such damage or event could materially impact our ability to operate, which could materially and adversely affect our business and financial performance.
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
We rely on third-party suppliers, almost all of whom are single source suppliers, to provide us with certain components, sub-assemblies and materials for our products. These components, sub-assemblies and materials are critical, and, for certain items, there are relatively few alternative sources of supply. These single source suppliers may be unwilling or unable to supply the necessary materials and components or manufacture and assemble our products in a reliable manner and at the levels we anticipate or at levels adequate to satisfy demand for our products. While our suppliers have generally met our demand for their products and services on a timely basis in the past, we cannot guarantee that they will in the future be able to meet our demand for such products, either because of acts of nature, the nature of our agreements with those suppliers or our relative importance to them as a customer, and our suppliers may decide in the future to discontinue or reduce the level of business they conduct with us. Further, we maintain limited volumes of inventory from most of our suppliers and contract manufacturers. If we inaccurately forecast demand for finished goods, we may be unable to meet customer demand which could harm our competitive position and reputation.
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
If we receive a significant number of warranty claims or our products require significant amounts of service after sale, our operating expenses may substantially increase, and our business and financial results will be adversely affected.
We typically warrant our robotic systems against defects in materials and workmanship for a period of approximately 12 months from the installation of our products at a customer location or in some cases from the delivery of our products. We also expect to continue to provide technical and other services to customers beyond the warranty period pursuant to a supplemental service plan that we sell for our robotic systems. Additionally, we warrant our disposable products against defects in materials and workmanship for a period of approximately 12 months from delivery. We have a limited history of commercial placements from which to judge our rate of warranty claims, and we expect that the number of warranty claims we receive may increase as we scale our operations and as our existing commercial placements age. If product returns or warranty claims are significant or exceed our expectations, we could incur unanticipated reductions in sales or additional operating expenditures for parts and service. In addition, our reputation could be damaged, and our products may not achieve the level of market acceptance that we are targeting in order to achieve and maintain profitability. Unforeseen warranty exposure could negatively impact our business and financial results.
We need to ensure strong product performance and reliability to maintain and grow our business.
We need to maintain and continuously improve the performance and reliability of our products to achieve our profitability objectives. Poor product performance and reliability could lead to customer dissatisfaction, adversely affect our reputation and revenues, and increase our service and distribution costs and working capital requirements. In addition, software and hardware incorporated into our robotic systems may contain errors or defects, especially when first introduced and while we have made efforts to test this software and hardware extensively, we cannot assure that the software and hardware, or software and hardware developed in the future, will not experience errors or performance problems.
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
Our results of operations will be materially harmed if we are unable to accurately forecast customer demand for, and utilization of, our products and manage our inventory.
To ensure adequate inventory supply, we must forecast inventory needs and manufacture our robotic systems console and the single-use disposable handpieces based on our estimates of future demand for, and utilization of, our robotic systems. Our ability to accurately forecast demand and utilization could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our products or for products of our competitors, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand and utilization, our supply chain, manufacturing partners and/or internal manufacturing team may not be able to deliver components and products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand or utilization, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, which will adversely affect our business, financial condition and results of operations.
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
The global data protection landscape is rapidly evolving, and we are, or we may, become subject to federal, state, and foreign data protection laws, regulations and requirements governing the collection, use, disclosure, retention and security of personal information. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations that govern the collection, processing, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of

2009, and regulations promulgated thereunder, or collectively, HIPAA, imposes obligations on “covered entities,” including certain health care providers, health plans, and health care clearinghouses, and their respective “business associates” that create, receive, maintain or transmit protected health information for or on behalf of a covered entity. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Entities that are found to be in violation of HIPAA, whether as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by the Department of Health and Human Services, or HHS, may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Depending on the facts and circumstances, we could be subject to penalties if we violate HIPAA.
Even when HIPAA does not apply, according to the Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the Federal Trade Commission Act. The FTC and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
In addition, certain state laws govern the privacy and security of health-related and other personal information, many of which may differ from each other, thus, complicating compliance efforts. For example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. It created individual privacy rights for California consumers (as defined in the law), including the right to opt out of certain disclosures of their information, and places increased privacy and security obligations on entities handling certain personal data of consumers or households and may apply to us in the future. The CCPA also creates a private right of action for certain data breaches that has increased the likelihood of, and risks associated with, breach litigation. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023, and amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Following the lead of California, several other states, including Virginia, Colorado, Connecticut and Utah, have each enacted laws similar to the CCPA/CPRA and other states are considering enacting privacy laws as well. Health-specific consumer privacy laws were also passed in multiple states, including Washington and Nevada. The multiple layers of privacy law within the United States could increase our potential liability, increase our compliance costs, and adversely affect our financial condition.
Foreign data protection laws, including the General Data Protection Regulation, including as implemented in the United Kingdom, or collectively or GDPR, may also apply to our processing of health-related and other personal data regardless of where the processing in question is carried out. The GDPR imposes stringent requirements for controllers and processors of personal data of individuals within EEA and UK, including obligations to having a lawful basis for processing personal data (which may in certain situations require explicit consent of the individuals to whom the personal data relates), providing detailed information about the processing activities, dealing with restrictions on sharing of personal data with third parties, and the transferring the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA to jurisdictions deemed to have inadequate, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by former President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Moreover, as a result of the broad scale release and availability of Artificial Intelligence (AI) technologies such as generative AI, there is a global trend towards more regulation (e.g., the EU AI Act and AI laws passed in U.S. states) to ensure the ethical use, privacy, and security of AI and the data that it processes. Compliance with such laws will likely be an increasing and substantial cost in the future.

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
The sizes of the addressable markets for our products have not been established with precision and our potential market opportunity may be smaller than we estimate and may decline.
Our estimates of the annual total addressable market for our products are based on a number of internal and third-party estimates, including, without limitation, the assumed prices at which we can sell our robotic systems and the single-use disposable handpieces. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our products may prove to be incorrect. If the actual number of patients who would benefit from our products, the price at which we can sell our products, or the total addressable market for our products is smaller than we have estimated, it may impair our sales growth and materially and adversely affect our business, financial condition and results of operations.
Until we are able to achieve broader market acceptance of our products, we may face risks associated with a more concentrated customer base.
Until we are able to achieve broader market acceptance of our products, we may face risks associated with a more concentrated customer base. There are risks whenever a significant percentage of revenue is concentrated with a limited number of customers. For example, revenue from these customers may fluctuate from time to time based on these customers’ business needs, the timing of which may be affected by market conditions or other facts outside of our control. These customers could also potentially pressure us to reduce the prices we charge for our disposables, which could have an adverse effect on our margins and financial position and could negatively affect our revenue and results of operations. If any of our largest customers terminates its relationship with us, such termination could negatively affect our revenues and results of operations.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit or halt the marketing and sale of our products. The expense and potential unavailability of insurance coverage for liabilities resulting from our products could harm us and our ability to sell our products.
We face an inherent risk of product liability as a result of the marketing and sale of our products. For example, we may be sued if our robotic systems, the single-use disposable handpiece or any of their component parts, or any of our products, causes, or is perceived to cause, injury or is found to be otherwise unsuitable during manufacturing, marketing or sale. We may also be subject to product liability claims if our products or services are deemed non-compliant with applicable laws or regulations. Any such product liability claim may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In addition, we may be subject to claims against us even if the apparent injury is due to the actions of others or the pre-existing health conditions of the patient. We may also be subject to claims that are caused by the activities of our suppliers, such as those who provide us with components and sub-assemblies, or manufacturers who produce our products and the single-use disposable handpieces.
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
In an effort to reduce costs, many hospitals in the United States have become members of GPOs and IDNs. GPOs and IDNs negotiate pricing arrangements with medical device companies and distributors and then offer these negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple providers with the intention of driving down pricing or reducing the number of vendors. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain new, or maintain existing, contract positions with major GPOs and IDNs. Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products, thereby reducing our revenue and margins.
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
We may form or seek strategic alliances, create joint ventures or collaborations or enter into licensing or partnership arrangements with third parties that we believe will compliment or augment our sales and marketing efforts with respect to our products. We may not be successful in our efforts to establish such collaborations. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for our products. We cannot be certain that, following a strategic alliance or similar arrangement, we will achieve the revenue or specific net income that justifies such transaction. In addition, any potential future collaborations may be terminable by our collaborators, and we may not be able to adequately protect our rights under these agreements. Any termination of collaborations we enter into in the future, or delays in entering into new strategic partnership agreements could delay tour sales and marketing efforts, which would harm our business prospects, financial condition and results of operations.
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
Changes in United States trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.
As a result of new administration and associated policy changes or shifting proposals by the U.S. government, there may be greater restrictions and economic disincentives on international trade. For example, the U.S. government has pursued a new approach to trade policy, including renegotiating or terminating certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. These tariffs and other changes in U.S. trade policy have in the past and could continue to trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Foreign governments may also adopt other protectionist measures that could limit our ability to offer our products and services outside of the U.S. The ultimate impact of any tariffs or restrictions on international trade will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope, nature of the tariffs, and corresponding actions by foreign governments. We, our suppliers and our customers import certain raw materials, components and other products from foreign suppliers. Therefore, increased tariffs could increase the cost of our products and the components and raw materials that go into making them. These increased costs could adversely impact the gross margin that we earn on our products, which could make our products less competitive and reduce consumer demand. As such, the increase of tariffs, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the United States economy, which in turn could have an adverse effect on our business, financial condition and results of operations.

We are highly dependent on our senior management team and key personnel, and our business could be harmed if we are unable to attract and retain personnel necessary for our success.
We are highly dependent on our senior management and other key personnel. Our success will depend on our ability to retain senior management and to attract, recruit, retain, manage and motivate qualified personnel in the future, particularly with respect to an expected increase in hiring in connection with becoming a public company, including sales and marketing professionals, scientists, clinical specialists, engineers and other highly skilled personnel and to integrate current and additional personnel in all departments. The loss of members of our senior management, sales and marketing professionals, scientists, clinical and regulatory specialists and engineers could result in delays in product development and harm our business. If we are not successful in attracting and retaining highly qualified personnel, it would have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2024, we had U.S. federal and state net operating loss, or NOL, carryforwards of approximately $391.9 million and $242.2 million, respectively, and U.S. federal and state research and development credit carryforwards of $10.6 million and $8.3 million, respectively. NOLs incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of current year taxable income. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change by value in its equity ownership over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset post-change taxable income. Similar rules may apply under state tax laws. Our existing NOLs and research and development credit carryforwards have been, and may in the future be, subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a future change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability. In addition, for state income tax purposes, the extent to which states will conform to the federal laws is uncertain and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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

Risks Related to Governmental Regulation
Changes to the reimbursement rates for our products and procedures utilizing our products, as well as measures to reduce healthcare costs may adversely impact our business.
We derive our revenue from sales of our products to hospitals, ambulatory surgery centers and other healthcare facilities, which typically bill all or a portion of the costs and fees associated with using our products to various third-party payors, including Medicare, Medicaid, private commercial insurance companies, health maintenance organizations and other healthcare-related organizations. Because a vast majority of U.S. patients eligible for procedures in which our products are used are covered by Medicare, the Medicare coverage policy and reimbursement rate are important factors in a physician’s decision to use our products and limits the prices we may charge for our products.
Many patients have Medicaid coverage that is supplemental to Medicare coverage, and some patients may have Medicaid as their primary coverage. Because Medicaid is a state-administered program, Medicaid coverage policies and reimbursement vary by state. Changes in state Medicaid or other non-Medicare government-based programs or payment rates could have an adverse effect on our customer’s business.
Finally, some patients may have coverage through private insurance, for example through a marketplace plan set up under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, or through an employer or union group health plan. Private insurance coverage policies can vary, and reimbursement is generally higher than government reimbursement, but it varies by sponsor and plan. Commercial payment rates are negotiated between our customers and insurers or other third-party administrators, and commercial payors may also exert downward pressure on payment rates.
Any reduction in reimbursement rates for our products and procedures utilizing our products may adversely affect our customers’ businesses and cause them to enact cost reduction measures that may include reducing the scope of their programs, which could result in a reduced demand for our product or additional pricing pressures.
Healthcare reform measures could hinder or prevent the commercial success of our products.
In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that may harm our future revenues and profitability and the demand for our products. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. Current and future legislative and regulatory proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products.
By way of example, in the United States, the ACA was enacted in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts our industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which have impacted existing government healthcare programs and will result in the development of new programs. Since its enactment, there have been numerous amendments to the ACA and revisions to implementing regulations, along with judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the Supreme Court ruled that states and individuals lacked standing to challenge the constitutionality of the ACA’s individual mandate, post-repeal of its associated tax penalty. Additionally, an executive order was issued that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, from February 15, 2021 to August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, and in connection with subsequent legislation, reduced Medicare payments to providers of, on average, 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a 1% reduction from April 1, 2022 through June 30, 2022, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several categories of healthcare providers, including hospitals, and increased the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years.
The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may harm:
•our ability to set prices that we believe is fair for our products;
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
•the U.S. federal civil False Claims Act, which prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds; knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government. In addition, any claims submitted as a result of a violation of the federal Anti-Kickback Statute constitute false claims and are subject to enforcement under the False Claims Act. Actions under the False Claims Act may be brought by the government or as a qui tam action by a private individual in the name of the government and to share in any monetary recovery. Qui tam actions are filed under seal and impose a mandatory duty on the U.S. Department of Justice to investigate such allegations. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties (adjusted annually for inflation) per false claim or statement for violations. Because of the potential for large monetary exposure, healthcare companies often resolve allegations for significant and sometimes large settlement amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. Many device manufacturers have resolved investigations of alleged improper activities, including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non reimbursable uses, and other interactions with prescribers and other customers including those that may have affected their billing or coding practices and submission to the federal government. Moreover, to avoid the risk of exclusion from federal healthcare programs as a result of a False Claims Act settlement, companies may enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting a false or fictitious or fraudulent claim or statement to the federal government;
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
The scope and enforcement of these laws is substantial and subject to rapid change. The shifting compliance environment and the need to build and maintain robust compliance programs, systems, and processes to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that we may run afoul of one or more of the requirements or that federal or state regulatory authorities might challenge our current or future activities under these laws. Additionally, we cannot predict the impact of any changes in these laws, whether or not retroactive. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions or safe harbors, it is possible that some of our activities, such as stock-option compensation paid to physician consultants or our equipment placement practice, could be subject to challenge under one or more of such laws. Any government investigation, even if we are able to successfully defend against it, will require the expenditure of significant resources, is likely to generate negative publicity, harm our reputation and potentially our financial condition and divert the attention of our management. Moreover, any investigation into our practices could cause adverse publicity and require a costly and time-consuming response. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment of individuals, exclusion from government funded healthcare programs, such as Medicare and Medicaid, imposition of compliance obligations and monitoring, and the curtailment or restructuring of our operations. Any of the foregoing consequences could seriously harm our business and our financial results.
Our robotic systems and our operations are subject to extensive government regulation and oversight in the United States. If we fail to maintain necessary marketing authorizations for our robotic systems, or if approvals or clearances for future products or modifications to existing products are delayed or not issued, it will negatively affect our business, financial condition and results of operations.
Our robotic systems are medical devices subject to extensive regulation in the United States and elsewhere, including by the FDA and its foreign counterparts. Government regulations specific to medical devices are wide ranging and govern, among other things:
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
•repair, replacement, refunds, recall or seizure of our products;
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
While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a premarket approval application, or PMA. Some pre-amendment devices are unclassified, but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed. Our AquaBeam Robotic System is a Class II device that received De Novo approval, and our HYDROS Robotic System is a Class II device subject to 510(k) clearance.
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
We originally obtained de novo classification of our first generation AquaBeam Robotic System and have subsequently obtained 510(k) clearances for modifications to the system. In August 2024, we obtained FDA 501(k) clearance for our next-generation platform, the HYDROS Robotic System. Any future modifications to these robotic systems that has not been previously cleared may require us to submit a new 510(k) premarket notification and obtain clearance, or depending on the change, we may be required to submit a PMA and obtain FDA approval before implementing the change. Specifically, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have made modifications to 510(k)-cleared products in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or PMA approvals were not required. We may make modifications or add additional features in the future that we believe do not require a new 510(k) clearance or approval of a PMA. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMA applications for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.
The FDA or other regulators can delay, limit, or deny clearance or approval of a device for many reasons, including:
•our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that our robotic systems, or any other future device, and any accessories are substantially equivalent to a legally marketed predicate device or safe or effective for their proposed intended uses;
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
It is important to our business that we build a pipeline of product offerings that address limitations of current products. As such, our success will depend in part on our ability to develop and introduce new products. However, we may not be able to successfully develop and obtain regulatory clearance or approval for product enhancements, or new products for any number of reasons, including due to the cost associated with certain regulatory approval requirements, or these products may not be accepted by physicians or users.
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
•comply fully with the FDA and foreign regulations on marketing of new products or modified products; and
•provide adequate training to potential users of our robotic systems.
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
Modifications to our marketed products may require new 510(k) clearances, or may require us to cease marketing or recall the modified products until clearances or approvals are obtained.
Modifications to our robotic systems and associated consumables may require new regulatory approvals or clearances, including 510(k) clearances, or require us to recall or cease marketing the modified systems until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products and/or seek new marketing authorizations and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.
If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, then the manufacturer must apply for a new 510(k) clearance or possibly a PMA approval. If we determine that modifications to our products require a new 510(k) clearance or PMA application, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. Obtaining clearances and approvals can be a time-consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.
Even though we have obtained marketing authorization for our products, we are subject to ongoing regulatory review and scrutiny. Failure to comply with post-marketing regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw a product from the market.
Even though we have obtained marketing authorization for our robotic systems, it and any other product for which we obtain clearance or approval, and the manufacturing processes, post-market surveillance, post-approval clinical data and promotional activities for such product, are or, in the case of future products, will be, subject to continued regulatory review, oversight, requirements, and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with FDA’s QSR and other regulations enforced outside the United States which cover the manufacture of our products and the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of medical devices. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:
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
The FDA and equivalent foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.
Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA and/or equivalent foreign regulatory bodies may require, or we may decide, that we will need to obtain new clearances or approvals for the device before we may market or distribute the corrected device. Seeking such clearances or approvals may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines.
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
Our products may in the future be subject to product recalls that could harm our reputation, business and financial results.
Medical devices can experience performance problems in the field that require review and possible corrective action. The occurrence of component failures, manufacturing errors, software errors, design defects or labeling inadequacies affecting a medical device could lead to a government-mandated or voluntary recall by the device manufacturer, in particular when such deficiencies may endanger health. The FDA requires that certain corrections and removals be reported to the FDA within 10 working days after such correction or removal is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our current or future products, in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. Product recalls may divert management attention and financial resources, expose us to product liability or other claims, harm our reputation with customers and adversely impact our business, financial condition and results of operations.
We may be subject to regulatory or enforcement actions if we engage in improper marketing or promotion of our products.
Our educational and promotional activities and training methods must comply with FDA and other applicable laws, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside of its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label in their professional medical judgment, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our educational and promotional activities or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of warning letters, untitled letters, fines, penalties, injunctions, or seizures, which could have an adverse impact on our reputation and financial results.
It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our educational and promotional activities or training methods to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. It is also possible that other federal, state or foreign enforcement authorities might take action, including, but not limited to, through a whistleblower action under the federal civil False Claims Act, or FCA, if they consider our business activities constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil or administrative penalties, treble damages, fines, disgorgement, exclusion from participation in government healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.
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
In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products. For example, on February 22, 2024, the FDA finalized a rule amending the Quality System Regulation, or QSR, which establishes current good manufacturing practice requirements for medical device manufacturers, to align more closely with the International Organization for Standardization, or ISO, standards. The rule, called the Quality Management System Regulation, or QSMR, becomes effective in February 2026.
Moreover, a new President of the United States, as well as many members of the U.S. Congress were elected on November 5, 2024. The policies of the new administration and their impact on the regulation of our products in the United States are uncertain. The outcome of this election could result in significant legislative and regulatory reforms impacting the FDA’s regulation of our products. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.
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
•approval policies or regulations of the FDA or equivalent foreign regulatory authorities may change in a manner rendering our clinical data insufficient for approval; and
•our current or future products may have undesirable side effects or other unexpected characteristics.
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
We rely on a combination of contractual provisions, confidentiality procedures and patent, trade secret, copyright and trademark laws to protect our proprietary technology, products, services, brands, trade secrets, know-how and data and prevent others from duplicating our robotic systems or its disposable components, and our other current and future products, services and technology. However, these legal means afford only limited protection and may not:
•prevent others from duplicating our robotic systems or its disposable components, and our other current and future products;
•prevent others from gaining access to our proprietary information and technology; or
•permit us to gain or maintain a competitive advantage.
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
Third parties, including our competitors, may currently, or in the future, infringe, misappropriate or otherwise violate our issued patents or other intellectual property rights, and we may file lawsuits or initiate other proceedings to protect or enforce our patents or other intellectual property rights, which could be expensive, time-consuming and unsuccessful. Third parties may also challenge the validity, enforceability, or scope of such patents, which may result in such patents being narrowed, invalidated, or held unenforceable. While we are not aware of any unauthorized use of our intellectual property rights, we do not regularly conduct monitoring for unauthorized use at this time. In the future, we may, from time to time, seek to analyze our competitors’ products and services, or seek to enforce our rights against potential infringement, misappropriation or violation of our intellectual property rights. The steps we have taken to protect our proprietary rights may not be adequate to enforce our rights as against such infringement, misappropriation or violation of our intellectual property rights. In certain circumstances it may not be practicable or cost-effective for us to enforce our intellectual property rights fully, particularly in certain developing countries or where the initiation of a claim might harm our business relationships. We may also be hindered or prevented from enforcing our rights with respect to a government entity or instrumentality because of the doctrine of sovereign immunity. Our ability to enforce our patent or other intellectual property rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components or methods that are used in connection with their products and services. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product or service. Thus, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our products and services.
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
A third party may hold intellectual property rights, including patent rights, that are important or necessary to the development, manufacture and/or commercialization of our current and/or future products or services, in which case we would be need to acquire or obtain a license to such intellectual property rights from such third party. A third party that perceive us to be a competitor may be unwilling to assign or license its intellectual property rights to us. In addition, the licensing or acquisition of third-party intellectual property rights is a competitive area, and other companies may also pursue similar strategies to license or acquire such third party’s intellectual property rights. Some of these companies may be established and may have a competitive advantage over us due to their size, capital resources and greater development, manufacture and commercialization capabilities. We also may be unable to license or acquire third party intellectual property rights on commercially reasonable terms that would allow us to make an appropriate return on our investment, or at all, or we may be unable to obtain any such license or acquisition at all. If we are unable to successfully obtain rights to necessary third-party intellectual property rights, we may not be able to develop, manufacture or commercialize our current and/or future products or services, which could have a material adverse effect on our business, financial condition and results of operations.
We may be subject to claims challenging the ownership or inventorship of our patents and other intellectual property and, if unsuccessful in any of these proceedings, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms, or at all, or to cease the development, manufacture and commercialization of our current and future products.
We may be subject to claims that current or former employees, collaborators or other third parties have an interest in our current or future patents, patent applications, trade secrets or other intellectual property rights as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our current or future products, services or technology. Although it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property rights to execute agreements assigning such intellectual property rights to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property rights that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property rights, and other owners may be able to license their rights to other third parties, including our competitors. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
Additionally, we may be subject to claims from third parties challenging ownership interest in or inventorship of intellectual property rights we regard as our own, based on claims that our agreements with employees or consultants obligating them to assign their intellectual property rights to us are ineffective or in conflict with prior or competing contractual obligations to assign inventions and intellectual property rights to another employer, to a former employer, or to another person or entity. Litigation may be necessary to defend against such claims, and it may be necessary, or we may desire to obtain a license to such third party’s intellectual property rights to settle any such claim, however, there can be no assurance that we would be able to obtain such license on commercially reasonable terms, if at all. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our robotic systems and our other current and future products, services or technology. If we were to lose exclusive ownership of such intellectual property, other owners may be able to license their rights to other third parties, including our competitors. We also may be required to obtain and maintain licenses from third parties, including parties involved in any such disputes. Such licenses may not be available on commercially reasonable terms, or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture and commercialization of our robotic systems, or our other current or future products, services and technologies, and we could be prohibited from using our other technologies, features or intellectual property rights that are essential to our products or services, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of another person or entity, including another or former employers. An inability to incorporate technologies, features or other intellectual property rights that are important or essential to our products or services could have a material adverse effect on our business, financial condition, results of operations, and competitive position, and may prevent us from developing, manufacturing and/or selling our products or services. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management and our employees. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to develop, manufacture and/or commercialize our products or services, which could materially and adversely affect our business, financial condition and results of operations. The loss of exclusivity or the narrowing of our patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.
In addition to seeking patent protection for our robotic systems and our other current and future products and services, we also rely upon unpatented trade secrets, know-how and continuing technological innovation to develop and maintain a competitive position. We seek to protect such proprietary information, in part, through confidentiality agreements with our employees, collaborators, contractors, advisors, consultants and other third parties and invention assignment agreements with our employees. We also have agreements with some of our consultants that require them to assign to us any inventions created as a result of their working with us. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses containing invention assignment, to grant us ownership of technologies that are developed through a relationship with employees or third parties.
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
Additionally, we may be subject to claims from third parties challenging our ownership interest in intellectual property we regard as our own, based on claims that our employees or consultants have breached an obligation to assign inventions to another employer, to a former employer, or to another person or entity. Litigation may be necessary to defend against any other claims, and it may be necessary or we may desire to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our robotic systems or our other current and future products or services, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers.
An inability to incorporate technologies or features that are important or essential to our product could have a material adverse effect on our business, financial condition and results of operations, and may prevent us from selling our robotic systems or our other current and future products or services. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our product, which could have an adverse effect on our business, financial condition and results of operations.
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
Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, or challenging the validity, enforceability or scope of our patents, the outcome of which would be uncertain and could have a negative impact on the success of our business. It is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our products and services, or that we may be accused of misappropriating third parties’ trade secrets or infringing third parties’ trademarks. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our products or services, including interference proceedings, post grant review and inter partes review before the USPTO or equivalent foreign regulatory authority. Furthermore, we may also become involved in other proceedings, such as reexamination, derivation or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. Because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents, which our current or future products or services infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid and enforceable, and infringed by the use of our products and/or services, which could have a negative impact on the commercial success of our current and any future products or services. If we were to challenge the validity of any such third-party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Conversely, in the United States, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. We will have similar burdens to overcome in foreign courts in order to successfully challenge a third-party claim of patent infringement.
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
Our use of “open source” software could subject our proprietary software to general release, adversely affect our ability to sell our current or future products and services, and subject us to possible litigation.
A portion of the products or technologies licensed, developed and/or distributed by us incorporate so-called “open source” software and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. Some open source licenses contain requirements that we disclose source code for modifications we make to the open source software and that we license such modifications to third parties at no cost. In some circumstances, distribution of our software in connection with open source software could require that we disclose and license some or all of our proprietary code in that software, as well as distribute our software that uses particular open source software at no cost to the user. We monitor our use of open source software in an effort to avoid uses in a manner that would require us to disclose or grant licenses under our proprietary source code; however, there can be no assurance that such efforts will be successful. Open source license terms are often ambiguous and such use could inadvertently occur. There is little legal precedent governing the interpretation of many of the terms of these licenses, and the potential impact of these terms on our business may result in unanticipated obligations regarding our robotic systems and our technologies. Companies that incorporate open source software into their products have, in the past, faced claims seeking enforcement of open source license provisions and claims asserting ownership of open source software incorporated into their product. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of an open source license, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages or be enjoined from the distribution of our robotic systems and our other current and future products. In addition, if we combine our proprietary software with open source software in certain ways, under some open source licenses, we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours and otherwise adversely affect our business. These risks could be difficult to eliminate or manage, and, if not addressed, could harm our business, financial condition and results of operations.

Intellectual property rights do not necessarily address all potential threats.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to our robotic systems and our other current or future products or utilize similar technology but that are not covered by the claims of our patents or that incorporate certain technology in our robotic systems and our other current and future products that is in the public domain;
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
Filing, prosecuting and defending patents or trademarks on our robotic systems and all of our other current and future products and services in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries particularly those of developing countries, may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions or trademarks in all jurisdictions outside the United States to the same extent as the United States, or from developing, manufacturing, selling or importing products or services using or incorporating our inventions or trademarks in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent or trademark protection to develop, manufacture and/or market their own products or services and, further, may export otherwise infringing products or services to territories where we have patent or trademark protection, but enforcement on infringing activities is inadequate or not as strong as that in the United States. These products or services may compete with our robotic systems or other current or future products or services, and our patents, trademarks or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
We are dependent on patents, know-how and other proprietary technology licensed from licensors such as AquaBeam LLC. This and other licenses we currently possess or may possess in the future may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. Moreover, if we fail to comply with our obligations under such licenses, or if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected technology or products.
Certain provisions in our intellectual property agreements with third parties may also be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology, or affect financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects. In spite of our efforts, our current and future licensors might also conclude that we have breached our obligations under our license agreements and might therefore seek to terminate such license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. As a result, any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our products, including, for example, our robotic systems, and our financial results.
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
From time-to-time we may become involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our robotic systems, even if the regulatory or legal action is unfounded or not material to our operations.
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
Our information technology team conducts monthly security assessments to identify cybersecurity threats utilizing third-party experts retained by us, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. Our research and development team utilizes third-party experts to evaluate cybersecurity risks during our product development process. These risk assessments generally include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we reasonably address any identified gaps in existing safeguards and regularly monitor the effectiveness of our safeguards. Our head of information technology periodically makes reports to the Company’s Chief Financial Officer on the results of our risk assessment and mitigation process.
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
Item 2. Properties
Our principal office is located at 150 Baytech Drive, San Jose, California, where we lease approximately 163,221 square feet of office space, inclusive of approximately 5,000 square feet of temporary storage space on a month-to-month lease. The principal office lease commenced in July 2022, and will continue for 122 months following thereafter, with two five year options to extend the term of the lease.
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
Holders of Common Stock
As of February 20, 2025, there were 212 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The following generally compares our results of operations for the years ended December 31, 2024 and 2023. A detailed discussion comparing our results of operations for the years ended December 31, 2023 and 2022 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System and HYDROS Robotic System, which are advanced, image-guided, surgical robotic systems for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. Each of our robotic systems employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We designed our robotic systems to enable consistent and reproducible BPH surgery outcomes. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that is independent of prostate size and shape, and delivers resection independent of surgeon experience. We have developed a significant and growing body of clinical evidence, which includes nine clinical studies and over 150 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of December 31, 2024, we had an install base of 647 AquaBeam Robotic Systems and HYDROS Robotic Systems globally, including 505 in the United States.
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
In the United States, we sell our products to hospitals. We target approximately 2,700 hospitals that perform resective BPH procedures in the United States. Over time, we expect to gradually expand our focus to also include mid- and low-volume hospitals. These customers in turn bill various third-party payors, such as commercial payors and government agencies, for treatment payment of each patient. Effective in 2021, all local Medicare Administrative Contractors, or MACs, which represent 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states. We also have favorable coverage decisions from many large commercial payors. We plan to leverage these successes in our active discussions with all commercial payors to establish additional positive national and regional coverage policies. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and improve payment which we believe will expand patient access to Aquablation therapy.
We manufacture the robotic systems, the single-use disposable handpiece, integrated scope and other accessories at our facility in San Jose, California. This includes supporting the supply chain distribution and logistics of the various components. Components, sub-assemblies and services required to manufacture our products are purchased from numerous global suppliers. Each robotic system is shipped to our customers with a third-party manufactured ultrasound system and probe. We utilize a well-known third-party logistics provider located in the United States and the Netherlands to ship our products to our customers globally.

We generated revenue of $224.5 million and $136.2 million, for the years ended December 31, 2024 and 2023, respectively, and incurred a net loss of $91.4 million and $105.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $546.0 million.
Factors Affecting Our Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. While these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information. These factors include:
•Grow our install base of robotic systems: As of December 31, 2024, we had an install base of 647 robotic systems globally, including 505 in the United States. In the United States, we are initially focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We target approximately 2,700 hospitals that perform resective BPH procedures in the United States. To penetrate these hospitals, we expect to continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. As we increase our install base of robotic systems, we expect our revenue to increase as a result of the system sale and resulting utilization.
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
•Reimbursement and coverage decisions by third-party payors. Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover all or part of the cost of procedures using our robotic system. The revenue we are able to generate from sales of our products depends in large part on the availability of sufficient reimbursement from such payors. Effective in 2021, all local MACs, representing 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states. We believe that these favorable coverage decisions have been a catalyst for hospital adoption of our robotic systems. We believe our strong body of clinical evidence and support from key societies, supplemented by the momentum from Medicare coverage, have led to favorable coverage decisions from many large commercial payors. We plan to leverage these successes in our active discussions with commercial payors to establish additional positive national and regional coverage policies. We believe that additional commercial payor coverage will contribute to increasing utilization of our system over time. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and further improve patient access to Aquablation therapy.
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
•Investment in research and development to drive continuous improvements and innovation. We are currently developing additional and next generation technologies to support and improve Aquablation therapy to further satisfy the evolving needs of surgeons and their patients as well as to further enhance the usability and scalability of our robotic systems. We also plan to leverage our treatment data and software development capabilities to integrate artificial intelligence and machine learning to enable computer-assisted anatomy recognition and improved treatment planning and personalization. Our future growth is dependent on these continuous improvements which require significant resources and investment.

Components of Our Results of Operations
Revenue
We generate our revenue primarily from the sales and rentals of our robotic systems, sales of our single-use disposable handpieces that are used during each surgery performed with our system, and related accessories. Additionally, we also derive revenue from service and repair and extended service contracts with our existing customers. We expect our revenue to increase in absolute dollars for the foreseeable future as we continue to focus on driving adoption of Aquablation therapy, and increased system utilization, though it may fluctuate from quarter to quarter.
The following table presents revenue by significant geographical locations for the periods indicated:

	Year Ended December 31,
	2024	2023
United States	89%	91%
Outside the United States	11%	9%
We expect that both our United States and international revenue will increase in the near term as we continue to expand the install base of our robotic systems and increase the related single-use disposable handpieces sold. We expect our increase in revenues in absolute dollars to be larger in the United States.
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
Operating Expenses
Research and Development
Research and development, or R&D, expenses consist primarily of engineering, product development, regulatory affairs, consulting services, clinical trial expenses, materials, depreciation and other costs associated with products and technologies being developed. These expenses include employee and non-employee compensation, including stock-based compensation, supplies, materials, quality assurance expenses, consulting, related travel expenses and facilities expenses. We expect our R&D expenses to increase in absolute dollars for the foreseeable future as we continue to develop, enhance and commercialize new products and technologies, though it may fluctuate from quarter to quarter. However, we expect our R&D expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts.
Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses include compensation for personnel, including stock-based compensation, related to selling, marketing, clinical affairs, professional education, finance, information technology, and human resource functions. SG&A expenses also include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit fees, legal fees, insurance costs and general corporate expenses including allocated facilities-related expenses. We expect our SG&A expenses to increase in absolute dollars for the foreseeable future as we expand our commercial infrastructure and incur additional fees associated with operating as a public company, including legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations, and other administrative and professional services expenses, though it may fluctuate from quarter to quarter. However, over time, we expect our SG&A expenses to decrease as a percentage of revenue.
Interest and Other Income (Expense), Net
Interest Expense
Interest expense consists primarily of interest expense from our long-term debt.
Interest and Other Income, Net
Interest and other income, net, consists primarily of interest income from our cash and cash equivalents balances, and fair value adjustments from our loan facility derivative liability.
Loss on loan extinguishment
Loss on loan extinguishment was a result of our acquisition price of our new debt exceeded the carrying amount of our existing debt during the fiscal year ended December 31, 2022.
Results of Operations
Comparison of Years Ended December 31, 2024 and 2023
The following table shows our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue	$224,498	$136,191	88,307	65
Cost of sales	87,399	65,142	22,257	34
Gross profit	137,099	71,049	66,050	93
Gross margin	61%	52%

Operating expenses:
Research and development	62,298	48,446	13,852	29
Selling, general and administrative	171,415	131,773	39,642	30
Total operating expenses	233,713	180,219	53,494	30
Loss from operations	(96,614)	(109,170)	12,556	12
Interest expense	(4,184)	(3,995)	(189)	(5)
Interest and other income, net	9,385	7,268	2,117	29
Net loss	$(91,413)	$(105,897)	14,484	14
Revenue

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
System sales and rentals	$90,299	$58,920	31,379	53
Hand pieces and other consumables	121,456	69,522	51,934	75
Service	12,743	7,749	4,994	64
Total revenue	$224,498	$136,191	88,307	65
Revenue increased $88.3 million, or 65%, to $224.5 million during the year ended December 31, 2024, compared to $136.2 million during the year ended December 31, 2023. The growth in revenue was primarily attributable to an increase of $31.4 million and $51.9 million in revenues from higher sales volumes of both our robotic systems and our single-use disposable handpieces.
Cost of Sales and Gross Margin
Cost of sales increased $22.3 million, or 34%, to $87.4 million during the year ended December 31, 2024, compared to $65.1 million during the year ended December 31, 2023. The increase in cost of sales was primarily attributable to the growth in the number of units sold.
Gross margin increased to 61% during the year ended December 31, 2024, compared to 52% for the year ended December 31, 2023. The increase in gross margin was primarily attributable to the growth in unit sales, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units, and decreases in scrap and warranty costs.
Research and Development Expenses
R&D expenses increased $13.9 million, or 29%, to $62.3 million during the year ended December 31, 2024, compared to $48.4 million during the year ended December 31, 2023. The increase in R&D expenses was primarily due to employee-related expenses from increased headcount of our R&D organization, as well as increases in third-party product development costs. These expenses support ongoing product improvements and the development of additional and next generation technologies.
Selling, General and Administrative Expenses
SG&A expenses increased $39.6 million, or 30%, to $171.4 million during the year ended December 31, 2024, compared to $131.8 million during the year ended December 31, 2023. The increase in SG&A expenses was primarily due to employee-related expenses of our sales and marketing organization and administrative organizations as we expanded our infrastructure to drive and support our growth in revenue.
Interest Expense
Interest expense of $4.2 million during the year ended December 31, 2024 remained relatively flat compared to fiscal 2023.
Interest and other income, net, increased $2.1 million to $9.4 million during the year ended December 31, 2024 compared to $7.3 million during the year ended December 31, 2023. The increase in interest and other income, net was primarily due to higher interest rates earned on our cash equivalents.
Liquidity and Capital Resources
Overview
We completed a follow-on offering of common stock in October 2024, which raised $164.5 million in proceeds to us, net of issuance costs. Previously, our primary sources of capital have been from our initial public offering, private placements of redeemable convertible preferred securities and debt financing agreements.
As of December 31, 2024, we had cash and cash equivalents of $333.7 million, an accumulated deficit of $546.0 million, and $52.0 million outstanding on our loan facility. We expect our expenses will increase for the foreseeable future, as we continue to make substantial investments in sales and marketing, operations and research and development. Moreover, we expect to incur additional expenses as a result of operating as a public company, including legal, accounting, insurance, compliance with the rules and regulations of the SEC and those of any stock exchange on which our securities are traded, investor relations, and other administrative and professional services expenses. Our future funding requirements will depend on many factors, including:
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
The term loan facility is scheduled to mature on October 6, 2027, the fifth anniversary of the Closing Date (the “Maturity Date”). The loan and security agreement provides for interest-only payments on the term loan facility for the first thirty-six months following the Closing Date (the “Initial Interest-Only Period”). The Initial Interest-Only Period will be extended to an additional twelve months if we achieve either (i) $200.0 million or greater in revenue in any twelve-month period or (ii) $0 or greater in EBITDA in any six-month period. Thereafter, amortization payments on the Term Loan Facility will be payable monthly until the Maturity Date in monthly installments equal to 20% of the then outstanding principal amount of the Term Loan Facility divided by 12 plus any accrued and unpaid interest. We have the option to prepay the Term Loan Facility without any prepayment charge or fee. We achieved the twelve-month revenue target as of December 31, 2024.
The loan borrowed under the Term Loan Facility bears interest at an annual rate equal to the secured overnight financing rate ("SOFR") (calculated based on an adjustment of 0.10%, 0.15% and 0.25%, respectively, for one-month, three-month or six-month term SOFR as of a specified date, subject to a floor of 1.5%) plus an applicable margin of 2.25%.
The obligations under the loan and security agreement are secured by substantially all of our assets, including its intellectual property and by a pledge all of our equity interests in its U.S. subsidiaries and 65% of our equity interests in its non-U.S. subsidiaries that are directly owned by us. We are obligated to maintain in deposit accounts held at the lender equal to at least the lesser of (i) $100.0 million or (ii) all of our non-operating cash.
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

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(99,213)	$(108,003)	$(80,382)
Investing activities	(4,409)	(25,206)	(2,653)
Financing activities	180,125	167,795	3,612
Net increase (decrease) in cash, cash equivalents and restricted cash	$76,503	$34,586	$(79,423)
Net Cash Used in Operating Activities
During the year ended December 31, 2024, net cash used in operating activities was $99.2 million, consisting primarily of a net loss of $91.4 million and an increase in net operating assets of $47.3 million, partially offset by non-cash charges of $39.5 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization resulted in increases in inventory, accounts receivable, prepaid expenses and other current assets along with long-term assets, a decrease in accounts payable, partially offset by an increase in accrued compensation, deferred revenue, lease liabilities, and accrued interest expense. Non-cash charges consisted primarily of stock-based compensation, accruals for excess and obsolete inventory and depreciation.
During the year ended December 31, 2023, net cash used in operating activities was $108.0 million, consisting primarily of a net loss of $105.9 million and an increase in net operating assets of $26.2 million, partially offset by non-cash charges of $24.1 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization resulted in an increase in inventory, accounts receivable, and long-term assets, a decrease in other accrued liabilities, partially offset by a decrease in prepaid expenses and other current assets, and increases in accounts payable, deferred revenue, lease liabilities, accrued compensation and accrued interest expense. Non-cash charges consisted primarily of stock-based compensation, and depreciation.
Net Cash Used in Investing Activities
During the year ended December 31, 2024, net cash used in investing activities was $4.4 million, consisting of purchases of property and equipment.
During the year ended December 31, 2023, net cash used in investing activities was $25.2 million, consisting of purchases of property and equipment.
Net Cash Provided by Financing Activities
During the year ended December 31, 2024, net cash provided by financing activities was $180.1 million, consisting primarily of proceeds from the issuance of common stock of $164.5 million, net of issuance costs, and proceeds of $11.1 million from the exercise of stock options.
During the year ended December 31, 2023, net cash provided by financing activities was $167.8 million, consisting primarily of proceeds from the issuance of common stock of $161.7 million, net of issuance costs, and proceeds of $2.5 million from the exercise of stock options.
Contractual Commitments and Contingencies
The information included in Note 12 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

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
Revenue Recognition
Revenue is derived primarily from the sales of the AquaBeam Robotic Systems and HYDROS Robotic Systems, along with handpieces that are for one-time use during each surgery using our robotic systems. Each of our robotic systems contains both software and non-software components that are delivered together as a single product and generally contain a one-year warranty.
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
The contracts are typically in the form of an agreement and an ordering document from our customer. Sales generally contain multiple products and services and can include a combination of the following performance obligations: robotic system, handpieces and consumables, and service.
We determine the transaction price we expect to be entitled to in exchange for transferring the promised product to our customer, which is based on the invoiced price for the products. All prices are at fixed amounts per the contract with the customer. We have granted rebates on a limited basis and have been historically immaterial. Rebates are recorded as a reduction to revenue at time of sale.
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
We recognize revenue as the performance obligations are satisfied by transferring control of the product or service to our customer. We generally recognize revenue for the performance obligations at the following points in time:
AquaBeam Robotic Systems and HYDROS Robotic Systems
End user sales - For systems (including system components and system accessories) sold directly to end user customers, revenue is recognized when we transfer control to our customer, in accordance with agreed upon shipping terms. We have determined in these type of arrangements the end user is our customer.

Intermediary sales - For systems sold to distributors or to leasing companies, revenue is recognized when we transfer control to our intermediary, in accordance with agreed upon shipping terms. We have determined in these type of arrangements the intermediary our customer.
Robotic system arrangements generally do not provide a right of return, however, we have granted a right of return on a case-by-case basis. We estimate returns at contract inception based on historical return amounts. Return estimates are recorded as a reduction to revenue. Historical returns have been immaterial.
Additionally, given the release of the HYDROS Robotic System, on a case-by-case basis, we have granted our customers a contractual right to exchange a previously purchased AquaBeam Robotic System for a HYDROS Robotic System where consideration exchanged for the AquaBeam Robotic System is recorded at fair value. The consideration is recognized when the exchange is considered probable. We estimate exchanges at contract inception, based on historical exchange amounts. The fair value of consideration for the AquaBeam Robotic System is recorded as a reduction to revenue. Historical exchanges have been immaterial. The robotic systems are generally covered by a one-year service agreement included in the warranty. The service agreements are typically recognized as deferred revenue and amortized over the one-year service period.
Hand pieces and other consumables - Revenue from sales of handpieces and other consumables is recognized when control is transferred to the customers, in accordance with agreed upon shipping terms.
Service - Service revenue, inclusive of the amounts associated with the robotic system warranties or extended service agreements, is recognized over the term of the service period, as the customer benefits from the services throughout the service period.
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
See Note 8 to our consolidated financial statements included elsewhere in this Annual Report Form 10-K for information concerning certain of the specific assumption we used in applying the Black-Scholes option pricing model to determine the fair value of our stock options granted in the years ended December 31, 2024 and 2023. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.
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
Item 7A. Quantitative and Qualitative Disclosures
Interest Rate Risk
Cash and cash equivalents of $333.7 million as of December 31, 2024, consisted of securities carried at quoted market prices with an original maturity of three months or less and therefore, there is minimal risk associated with fluctuating interest rates. We do not currently use or plan to use financial derivatives in our investment portfolio.
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
Our accounts receivable primarily relate to revenue from the sale or rental of our products. No customers accounted for greater than 10% of accounts receivable at December 31, 2024. We believe that credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms and diversity of our customer base.
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
Years Ended December 31, 2024, and 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PROCEPT BioRobotics Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PROCEPT BioRobotics Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Robotic Systems Revenue Recognition
As described in Notes 2 and 11 to the consolidated financial statements, for the year ended December 31, 2024, the Company recognized system sales and rentals revenue of $90.3 million, which the majority relates to Robotic Systems. The Company’s Robotic Systems sales generally contain multiple products and services and can include a combination of the following performance obligations: robotic system, handpieces and consumables, and service. The Company recognizes revenue as the performance obligations are satisfied by transferring control of the product or service to a customer. For Robotic Systems (including system components and system accessories) sold directly to end users or intermediaries, revenue is recognized when the Company transfers control to the end users or intermediaries, in accordance with agreed upon shipping terms.
The principal considerations for our determination that performing procedures relating to the Robotic Systems revenue recognition is a critical audit matter are the high degree of effort in performing procedures and evaluating audit evidence related to the Robotic Systems revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) evaluating revenue transactions by testing the issuance and settlement of invoices and credit memos, (ii) tracing transactions not settled to a detailed listing of accounts receivable, (iii) confirming a sample of outstanding customer invoice balances at year end and obtaining and inspecting source documents, including invoices, sales contracts, and shipping documents for unpaid invoices, and obtaining subsequent cash receipt for paid invoices, where applicable, for confirmations not returned, and (iv) testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 27, 2025

We have served as the Company’s auditor since 2020.

PROCEPT BioRobotics Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$333,725	$257,222
Accounts receivable, net,	83,496	48,376
Inventory	56,168	39,756
Prepaid expenses and other current assets	8,453	5,213
Total current assets	481,842	350,567
Restricted cash, non-current	3,038	3,038
Property and equipment, net	26,709	28,748
Operating lease right-of-use assets, net	18,941	20,241
Intangible assets, net	932	1,204
Other assets	2,555	919
Total assets	$534,017	$404,717
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,032	$13,499
Accrued compensation	21,537	16,885
Deferred revenue	9,565	5,656
Operating leases, current	1,910	1,683
Loan facility derivative liability	2,000	1,886
Other current liabilities	8,089	6,318
Total current liabilities	53,133	45,927
Long-term debt	51,472	51,339
Operating leases, non-current	26,868	26,182
Other non-current liabilities	324	517
Total liabilities	131,797	123,965
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value;
Authorized shares: 10,000 at December 31, 2024 and 2023, respectively
Issued and outstanding shares: none at December 31, 2024 and 2023	—	—
Common stock, $0.00001 par value;
Authorized shares: 300,000 at December 31, 2024 and 2023, respectively
Issued and outstanding shares: 54,718 and 50,771 at December 31, 2024 and 2023	—	—
Additional paid-in capital	948,091	735,240
Accumulated other comprehensive gain	114	84
Accumulated deficit	(545,985)	(454,572)
Total stockholders’ equity	402,220	280,752
Total liabilities and stockholders’ equity	$534,017	$404,717
The accompanying notes are an integral part of these consolidated financial statements.

PROCEPT BioRobotics Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022

Revenue	$224,498	$136,191	$75,014
Cost of sales	87,399	65,142	37,929
Gross profit	137,099	71,049	37,085
Operating expenses:
Research and development	62,298	48,446	28,981
Selling, general and administrative	171,415	131,773	88,828
Total operating expenses	233,713	180,219	117,809
Loss from operations	(96,614)	(109,170)	(80,724)
Interest expense	(4,184)	(3,995)	(5,183)
Interest and other income, net	9,385	7,268	2,011
Loss on loan extinguishment	—	—	(3,258)
Net loss	$(91,413)	$(105,897)	$(87,154)
Net loss per share, basic and diluted	$(1.75)	$(2.24)	$(1.96)
Weighted-average common shares used to
compute net loss per share attributable to
common shareholders, basic and diluted	52,125	47,255	44,400
Other comprehensive gain (loss):
Unrealized gain on cash equivalents	30	90	48
Comprehensive loss	$(91,383)	$(105,807)	$(87,106)
The accompanying notes are an integral part of these consolidated financial statements.

PROCEPT BioRobotics Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	43,676	$—	$528,666	$(54)	$(261,521)	267,091
Issuance of common stock under stock plans	1,152	—	6,417	—	—	6,417
Stock-based compensation expense	—	—	10,670	—	—	10,670
Unrealized gain on cash equivalents	—	—	—	48	—	48
Net loss	—	—	—		(87,154)	(87,154)
Balance at December 31, 2022	44,828	—	545,753	(6)	(348,675)	197,072
Issuance of common stock under stock plans	858	—	6,090	—	—	6,090
Issuance of common stock, net of issuance costs of $10,795	5,085	—	161,705	—	—	161,705
Stock-based compensation expense	—	—	21,692	—	—	21,692
Unrealized gain on cash equivalents	—	—	—	90	—	90
Net loss	—	—	—	—	(105,897)	(105,897)
Balance at December 31, 2023	50,771	$—	735,240	84	(454,572)	280,752
Issuance of common stock under stock plans	2,024	—	15,602	—	—	15,602
Issuance of common stock, net of issuance cost of $11,282	1,923	—	164,523	—	—	164,523
Stock-based compensation expense	—	—	32,726	—	—	32,726
Unrealized gain on cash equivalents	—	—	—	30	—	30
Net loss	—	—	—	—	(91,413)	(91,413)
Balance at December 31, 2024	54,718	$—	$948,091	$114	$(545,985)	$402,220

The accompanying notes are an integral part of these consolidated financial statements.

PROCEPT BioRobotics Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022

Cash flows from operating activities:
Net loss	$(91,413)	$(105,897)	$(87,154)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,234	3,807	2,841
Stock-based compensation expense	31,840	19,134	10,337
Change in fair value in derivative liability	114	107	283
Non-cash lease adjustment	(383)	13	1,478
Provision for credit losses	840	—	—
Inventory write-down	1,881	995	62
Loss on loan extinguishment	—	—	3,258
Changes in operating assets and liabilities:
Accounts receivable, net	(35,960)	(33,103)	(10,809)
Inventory	(17,235)	(9,751)	(15,251)
Prepaid expenses and other current assets	(3,211)	1,051	(1,880)
Other assets	(1,637)	(868)	(51)
Accounts payable	(2,152)	5,789	3,959
Accrued compensation	4,652	3,438	6,972
Accrued interest expense	134	125	757
Deferred revenue	3,716	3,317	1,830
Operating lease liabilities	2,596	4,989	327
Other liabilities	1,771	(1,149)	2,659
Net cash used in operating activities	(99,213)	(108,003)	(80,382)
Cash flows from investing activities:
Purchases of property and equipment	(4,409)	(25,206)	(2,653)
Net cash used in investing activities	(4,409)	(25,206)	(2,653)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	4,527	3,610	2,409
Proceeds from issuance of common stock from the exercise of stock options, net	11,075	2,480	4,008
Proceeds from issuance of common stock, net of issuance costs	164,523	161,705	—
Proceeds from issuance of long-term debt, net of issuance costs	—	—	51,195
Payment of principal on long-term debt	—	—	(50,000)
Payment of final payment fee	—	—	(3,000)
Payment of prepayment fee	—	—	(1,000)
Net cash provided by financing activities	180,125	167,795	3,612
Net increase (decrease) in cash, cash equivalents and restricted cash	76,503	34,586	(79,423)
Cash, cash equivalents and restricted cash
Beginning of the period	260,260	225,674	305,097
End of the period	$336,763	$260,260	$225,674
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$333,725	$257,222	$221,859
Restricted cash	3,038	3,038	3,815
Cash, cash equivalents and restricted cash in balance sheets	$336,763	$260,260	$225,674
Supplemental cash flow information
Interest paid	$3,970	$4,056	$4,291
Non-cash investing and financing activities
Transfer of evaluation units from inventory to property and equipment, net	$106	$347	$124
Property and equipment included in accounts payable and accrued expenses	$348	$1,863	$3,544
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—	$22,854
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
Liquidity
As of December 31, 2024, the Company had cash and cash equivalents of $333.7 million and an accumulated deficit of $546.0 million. Since its inception, the Company has financed its operations with a combination of debt and equity financing arrangements. In October 2024, the Company completed a public offering of common stock, which raised $164.5 million, net of issuance costs. The Company expects its cash and cash equivalents, and revenue will be sufficient to fund its operations through at least the next twelve months from the issuance date of these consolidated financial statements. The Company has not achieved positive cash flow from operations to date and expects to continue incurring losses for the foreseeable future as it focuses on growing its business.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements. Management uses significant judgment when making estimates related to its allowance for credit losses, excess and obsolete inventory reserves, stock-based compensation expense, right-of-use lease asset, lease liability, the valuations of the loan facility derivative liability, as well as certain accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
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
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and, to a lesser extent, accounts receivable and leases receivable. The Company believes that credit risk in both accounts receivable and lease is mitigated by its credit evaluation process, relatively short collection terms and diversity of its customer base.
No customers accounted for more than 10% of revenue during the year ended December 31, 2024, 2023 and 2022. No customers accounted for more than 10% of accounts receivable at December 31, 2024 and 2023.
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
Allowance for Credit Losses
The Company’s expected loss allowance methodology is developed using its historical collection experience, current and future economic market conditions and a review of the current aging status and financial condition of its customers. Specific allowance amounts are established to record the appropriate allowance for customers that have a known risk of default. Balances are written off when they are ultimately determined to be uncollectible. The Company has not experienced significant credit losses. Credit losses have not been material for periods presented.
Inventory
Inventory, which primarily consists of raw materials, labor and overhead related to work in process and sub-assemblies, are valued at the lower of cost, computed on a first-in, first-out basis, or net realizable value. The allocation of production overhead to inventory costs is based on normal production capacity. Abnormal amounts of idle facility expense, freight, handling costs, and consumption are expensed as incurred, and not included in overhead. The Company maintains provisions for excess and obsolete inventory based on management’s estimates of forecasted demand and, where applicable, product expiration.
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
During the year ended December 31, 2024, the Company recognized $5.9 million of revenue that was included in the deferred revenue balance as of December 31, 2023. During the year ended December 31, 2023, the Company recognized $2.9 million of revenue that was included in the deferred revenue balance as of December 31, 2022.
Loan Facility Derivative Liability
In connection with the Company’s previous loan facility (Note 6), the Company is obligated to pay a fee upon the earlier occurrence of a defined liquidity event, including but not limited to, a merger or sale of our assets or voting stock, or achieving a $200.0 million trailing 12 months revenue target, in each case, by September 2029. The fee is calculated at the time of the liquidity event occurrence to be $1.0 million if only the first installment has been drawn, $2.0 million if the first two installments have been drawn, $2.4 million if the first three installments have been drawn, or $3.0 million if all four installments have been drawn, in each case, upon the occurrence of the liquidity event. At the time of extinguishment, the Company has drawn on the first two installments. The Company has determined this fee is a freestanding derivative instrument. The $2.0 million fair value of this loan facility derivative was initially recorded as a debt discount and a current liability on the date of issuance in connection with obtaining additional financing as applicable and will be revalued every reporting period until the earlier occurrence of a defined liquidity event or achieving a revenue target by September 2029 or termination of such fee arrangement. At December 31, 2024, the Company achieved the 12 month revenue target. As a result, the loan facility derivative became due and will no longer be revalued. The Company has recorded the amount due as a current liability in the Company’s consolidated balance sheets.
Leases
The Company accounts for leases under the guidance of ASC 842, Leases.
Operating Leases-Lessee. For agreements with a term of more than 12 months, the Company determines if the agreement contains a lease at inception. Operating lease liabilities represent an obligation to make lease payments arising from the lease agreement. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the remaining lease term. In determining the present value of lease payments, the Company estimates its incremental borrowing rate as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, of an amount equal to the lease payments in a similar economic environment. Operating lease liabilities are included in the Company’s consolidated balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and are classified as non-current assets. Lease expense is recognized on a straight-line basis over the expected lease term in the Company’s consolidated statements of operations and comprehensive loss.
The Company has not elected to separate lease and non-lease components for any leases within its existing classes of assets. The Company records a right-of-use asset and lease liability based on the present value of the future minimum lease payments over the term at commencement date. Variable lease payments are expensed as incurred. The Company has also elected to not apply the recognition requirement to any leases within its existing classes of assets with a term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.
Lessor. For leases in which the Company is the lessor and classifies the lease as a sales-type lease, revenue is recognized at the commencement of the lease term. Leasing arrangements generally only include a robotic system. Customers are provided with the right to purchase the leased system at the end of the lease term. Lease terms are typically 48 months and are usually collateralized by a security interest in the underlying robotic system. Selling profit is recognized at the lease commencement date as the difference between the fair value of the leased asset and the carrying amount of the asset at the lease commencement date. Interest income is recognized over the lease term.
In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers the following terms at lease commencement: (1) whether title of the system transfers automatically or for a nominal fee by the end of the lease term; (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased system; (3) whether the lease term is for the major part of the remaining economic life of the leased system; (4) whether the lease grants the lessee an option to purchase the leased system that the lessee is reasonably certain to exercise; and (5) whether the underlying system is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term.
The Company invoices its leasing customers on a monthly basis. Leases receivable are reported in accounts receivable within the Company’s consolidated balances sheets.
In addition, the Company evaluates each sales-type lease for whether the collectibility of lease payments is reasonably assured and whether there are any significant uncertainties related to the costs yet to be incurred. The Company also assesses whether the lease term includes any renewal or extension options that would impact the revenue recognition pattern.
Revenue Recognition
Revenue is derived primarily from the sales of the AquaBeam Robotic Systems and HYDROS Robotic Systems, along with handpieces that are for one-time use during each surgery using the Company’s robotic systems. The Company’s robotic systems contain both software and non-software components that are delivered together as a single product and generally contain a one-year warranty.
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
The contracts are typically in the form of an agreement and an ordering document from the customer. The Company’s HYDROS Robotic System and AquaBeam Robotic System sales generally contain multiple products and services and can include a combination of the following performance obligations: robotic system, handpieces and consumables, and service.
The Company determines the transaction price it expects to be entitled to in exchange for transferring the promised product to the customer, which is based on the invoiced price for the products. All prices are at fixed amounts per the contract with the customer.
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

The Company’s typical payment terms are between 30 to 90 days. All shipping and handling costs are expensed as incurred, and are recorded in cost of sales as a fulfillment activity. In those cases where shipping and handling costs are billed to customers, the Company classifies the amounts billed as a component of revenue. Taxes collected from customers and remitted to governmental authorities are excluded from revenue.
Robotic system arrangements generally do not provide a right of return, however, the Company has granted a right of return on a case-by-case basis. The Company estimates returns at contract inception based on historical return amounts. Return estimates are recorded as a reduction to revenue. Returns have not been material for periods presented.
The Company has granted rebates on a limited basis. Rebates are recorded as a reduction to revenue at time of sale. Rebates have not been material for periods presented.
Given the release of the next generation robotic system, HYDROS Robotic System, for a limited period and on a case by case basis, the Company has on a limited basis entered into arrangements with existing customers to sell a HYDROS Robotic System with an exchange of a previously purchased AquaBeam Robotic System for additional consideration. Exchanges have not been material for periods presented.
Sales commissions are considered incremental and recoverable costs of acquiring customer contracts. These costs are deferred and amortized over a straight-line basis when the estimated benefit period is greater than one year. The Company applies the practical expedient to expense costs to obtain a contract as incurred when the amortization period would have been one year or less. The amortization expense is reported in selling, general and administrative expense in the statements of operations and comprehensive loss.
The Company utilizes the practical expedient under ASC 606 and does not disclose unsatisfied performance obligations for service contracts as these contracts generally have an original duration of less than one year. For those contracts with an original duration exceeding one year, the aggregate amount of transaction price allocated to the performance obligations unsatisfied at December 31, 2024 was not material.
The Company recognizes revenue as the performance obligations are satisfied by transferring control of the product or service to a customer. The Company generally recognizes revenue for the performance obligations as follows:
AquaBeam Robotic Systems and HYDROS Robotic Systems
End user sales - For systems (including robotic system components and robotic system accessories) sold directly to end users, revenue is recognized when the Company transfers control to the end user, in accordance with agreed upon shipping terms. The Company has determined in these type of arrangements the end user is the Company’s customer.
Intermediary sales - For systems sold to distributors or to leasing companies (intermediary), revenue is recognized when the Company transfers control to the intermediary, in accordance with agreed upon shipping terms. The Company has determined in these type of arrangements the intermediary is the Company’s customer.
Hand pieces and other consumables
Revenue from sales of handpieces and other consumables is recognized when the Company transfers control to the customer, in accordance with agreed upon shipping terms.
Service
Service revenue, inclusive of the amounts associated with the AquaBeam Robotic System and HYDROS Robotic System warranties or extended service agreements, is recognized over the term of the service period, as the customer benefits from the services throughout the service period.
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
The Company accounts for the fair value of performance stock units (“PSUs”) using the closing market price of the Company’s common stock on the date of the grant. include predefined performance and market conditions. The Company estimates the number of awards with performance conditions that will ultimately vest based on the probability of achievement each quarter to determine the amount of compensation expense to recognize each reporting period.
Advertising Expenses
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended December 31, 2024, 2023, and 2022 were $0.5 million, $0.3 million, and $0.1 million respectively.
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
Comprehensive Gain (Loss)
Comprehensive gain (loss) consists of unrealized gains and losses on cash equivalents and foreign currency translation adjustments.
Segment Information
The Company operates as a single operating segment. The Company’s chief operating decision maker, or CODM, its Chief Executive Officer, reviews the Company’s forecast, as well as budget to actual financial information, as key inputs to making decisions on resource allocation and assessing the performance of the business. The CODM monitors budget versus actual results using income (loss) from operations and net income (loss).
Significant expenses within income from operations, as well as within net income (loss), include cost of goods sold, research and development expenses, and selling, general and administrative expenses, which are each separately presented on the Company’s consolidated statements of operations. Other segment items within net income (loss) include interest expense, and interest and other income, net on an aggregate basis for the purposes of allocating resources and evaluating financial performance.
For the year ended December 31, 2024 and 2023, substantially all of the Company’s long-lived assets are held in the United States.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that requires disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker and included within each reported measure of segment profit or loss. The standard also requires disclosure of the composition of other segment items included in the measure of segment profit or loss that are not separately disclosed. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the fiscal year ended December 31, 2024, for the fiscal year ending December 31, 2024, on a retrospective basis. The adoption did not have a material effect on the Company’s consolidated financial statements.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for all public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted and should be applied either prospectively or retrospectively. The Company plans to adopt the ASU and related updates with the year ending December 31, 2025. The adoption of this ASU is not expected to have a material impact on its financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of this ASU will have on its financial statement disclosures.

3.    Fair Value Measurements
The following is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31,
	2024				2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$10,961	$—	$—	$10,961	$6,609	$—	$—	$6,609
Cash equivalents	322,764	—	—	322,764	250,613	—	—	250,613
Total cash and cash equivalents	$333,725	$—	$—	$333,725	$257,222	$—	$—	$257,222

Loan facility derivative liability	$—	$—	$—	$—	$—	$—	$1,886	$1,886
The carrying amounts of the Company’s cash, accounts receivable, accounts payable, and loan facility derivative liability approximate their fair values due to their short maturities. The carrying value of the Company’s long-term debt approximates fair value, as the Company’s variable rate is approximate to the stated rate.
There were no transfers in and out of Level 3 during the years ended December 31, 2024 and 2023.
Loan facility derivative liability
The following table sets forth a summary of the changes in the estimated fair value of the Company’s loan facility derivative liability, classified as Level 3 (for the year ended December 31, 2023) (in thousands):

	Year Ended December 31,
	2024	2023
Beginning of the period	$1,886	$1,779
Change in fair value	114	107
End of the period	$2,000	$1,886
The fair value of the loan facility derivative liability was determined using a discounted cash flow calculation discounted at 6%.

4.    Composition of Certain Consolidated Financial Statement Items
Allowance for credit losses consisted of the following (in thousands):

December 31,
2024
Beginning balance	$—
Net changes during the period	840
Ending balance	$840
For the years ended December 31, 2023 and 2022, the Company did not have an allowance for credit losses.
Inventory (in thousands):

	December 31,
	2024	2023
Raw materials	$18,189	$11,832
Work-in-process	11,452	6,047
Finished goods	26,527	21,877
Total inventory	$56,168	$39,756

The Company reclassified $4.9 million associated with sub-assemblies from raw materials to work-in process in the December 31, 2023 balances to conform with current year presentation.
Property and Equipment, Net (in thousands):

	December 31,
	2024	2023
Manufacturing and computer equipment, and furniture and fixtures	$19,683	$14,379
Laboratory equipment	1,509	1,231
Rental equipment	597	897
Leasehold improvements	12,488	12,362
Construction in progress	262	3,548
Total property and equipment	34,539	32,417
Less: accumulated depreciation and amortization	(7,830)	(3,669)
Total property and equipment, net	$26,709	$28,748

Deferred Commission Costs (in thousands):

	December 31,
	2024	2023
Reported as:
Prepaid expenses and other current assets	$357	$60
Other assets	$840	$487

Other Current Liabilities (in thousands):

	December 31,
	2024	2023

Accrued purchases	97	106
Professional services	1,704	1,558
Sales tax	2,068	1,725
Interest	310	333
Travel expenses	1,049	519
Asset retirement obligation	—	232
Clinical trial expenses	1,171	392
Other	1,690	1,453
Total other current liabilities	$8,089	$6,318
Interest and Other Income (Expense), net (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest income	$10,895	$7,551	$2,497
Change in fair value of loan facility derivative liability	(114)	(107)	(283)
Other	(1,396)	(176)	(203)
Total interest and other income, net	$9,385	$7,268	$2,011
5.    Intangible Assets
In March 2019, the Company entered into a license agreement with HydroCision, Inc. This agreement grants the Company an exclusive, perpetual, irrevocable, worldwide, fully paid-up license to develop, manufacture and commercialize products in the field of urology using the patented technology and know-how controlled by HydroCision as of the effective date and as well as new patented technology developed by HydroCision that cover certain activities and improvements that relate to the use of fluid jet technology in connection with the licensed products during the period commencing on the effective date and ending on the earlier of the date that the Company ceases to use HydroCision’s existing contract manufacturers and the third anniversary of the effective date. Also included is the right to utilize HydroCision’s contract manufacturers, if desired. The consideration paid was a one-time upfront payment of $2.5 million, as well as allowing HydroCision (a reciprocal license) to use any new patented technology and know-how developed by the Company relating to the HydroCision patented technology and know-how in the field of urology for HydroCision use outside the field of urology. HydroCision will pay for any patent maintenance fees on HydroCision’s licensed patents. As of December 31, 2024 and 2023, accumulated amortization was $1.6 million and $1.3 million, respectively, and the net carrying amount is expected to be amortized at a rate of $0.3 million per year until fully amortized.
Amortization expense for intangible assets for each of the years ended December 31, 2024, 2023, and 2022 was $0.3 million.
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
The Term Loan Facility is scheduled to mature on the fifth anniversary of the Closing Date (the "Maturity Date"). The Agreement provides for interest-only payments on the Term Loan Facility for the first thirty-six months following the Closing Date (the "Initial Interest-Only Period"). The Initial Interest-Only Period will be extended to an additional twelve months if the Company achieves either (i) $200.0 million or greater in revenue in any twelve-month period or (ii) $0 or greater in EBITDA in any six-month period. Thereafter, amortization payments on the Term Loan Facility will be payable monthly until the Maturity Date in monthly installments equal to 20% of the then outstanding principal amount of the Term Loan Facility divided by 12 plus any accrued and unpaid interest. The Company has the option to prepay the Term Loan Facility without any prepayment charge or fee. The Company achieved the twelve-month revenue target as of December 31, 2024.
The loan borrowed under the Term Loan Facility bears interest at an annual rate equal to the secured overnight financing rate ("SOFR") (calculated based on an adjustment of .10%, .15% and .25%, respectively, for one-month, three-month or six-month term SOFR as of a specified date, subject to a floor of 1.5%) plus an applicable margin of 2.25%. The weighted-average interest rate for the periods ending December 31, 2024, 2023, and 2022 were 7.60%, 7.32%, and 6.12%, respectively.
The obligations under the Loan Agreement are secured by substantially all of the Company's assets, including its intellectual property and by a pledge all of the Company's equity interests in its U.S. subsidiaries and 65% of the Company's equity interests in its non-U.S. subsidiaries that are directly owned by the Company. In June 2023, the Term Loan Facility was amended to lower the amount the Company is obligated to maintain in deposit accounts held at the lender to the lesser of (i) $90.0 million or (ii) all of its non-operating cash and allow the Company to maintain cash or cash equivalents in excess of that amount with other financial institutions. The Agreement also contains a minimum unrestricted cash requirement and minimum revenue growth financial covenants, along with other covenants customary for loan facilities. As of December 31, 2024, the Company was in compliance with all debt covenants.
The Company recorded a loss on loan extinguishment in the amount of $3.3 million in its consolidated statements of operations and comprehensive loss for the period ended December 31, 2022. The loss was attributed to the acquisition price of the CIBC debt exceeded the carrying amount of the Company’s previous loan facility.

Future minimum annual debt repayments are as follows (in thousands):

Fiscal Year	Amount
2025	$—
2026	8,667
2027	43,333
Total minimum payments	52,000
Less: amount representing unamortized debt discount	(528)
Present value of future payments	$51,472

7.    Leases
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
The Company began operations at this facility in September 2023. The lease provides for annual base rent of $4.3 million for the first year, which increases on a yearly basis up to $5.5 million for the tenth year, for an aggregate of $49.2 million. Under the terms of the lease, the Company received an allowance of up to $7.9 million from the landlord to be applied to the Company’s construction of tenant improvements following the landlord’s delivery of the two buildings to the Company. During the year ended December 31, 2022, the Company recorded both a right-of-use asset and liability of $22.7 million related to the lease. The lease agreement provides for an escalation of rent payments each year and the Company records rent expense on a straight-line basis over the term of the lease. Rent is payable monthly. Rent expense recognized under the leases, includes additional rent charges for utilities, parking, maintenance and real estate taxes.
The following table presents supplemental lease information (in thousands, except for weighted-average amounts):

	Year Ended December 31,
	2024	2023	2022
Operating lease expense	$5,284	$7,118	$4,725
Variable lease expense	1,804	1,282	375
Total lease expense	$7,088	$8,400	$5,100

Cash paid for amounts included in the measurement of operating lease liabilities	$4,172	$5,610	$2,505

Weighted-average lease term	8.2 years	9.2 years	9.4 years
Weighted-average discount rate	8.6%	8.5%	8.7%

Future minimum annual operating lease payments are as follows (in thousands):

Fiscal Year	Amount
2025	$4,297
2026	4,426
2027	4,808
2028	4,952
2029	5,101
Thereafter	17,196
Total minimum payments	40,780
Less: amount representing interest/tenant improvement allowance	(12,002)
Present value of future payments	$28,778

As of December 31, 2024 and 2023, the Company’s security deposit is in the form of, and recorded as, restricted cash.
Lessor Information for Robotic Systems
Contractual maturities of gross lease receivables as of December 31, 2024 are as follows (in thousands):

Fiscal Year	Amount
2025	$394
2026	513
2027	357
2028	357
2029 and thereafter	476
Total	$2,097

Leases receivable relating to sales-type lease arrangements are presented on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2024	2023
Reported as:
Accounts receivable	$157	$157
Other assets	1,514	260
Net investment in sales-type leases	$1,671	$417

	December 31,
	2024	2023
Gross receivables	$2,097	$470
Unearned interest income	(426)	(53)
Net investment in sales-type leases	$1,671	$417
The components of income from sales-type leases are as follows:

	December 31,
	2024	2023	2022
Sales-type lease revenue	$1,357	$417	$—
Interest income	$28	$—	$—

8.    Stock-Based Compensation
2021 Equity Incentive Award Plan
In September 2021, the Company adopted the 2021 Equity Incentive Award Plan (the “2021 Plan”), which allows for the granting of stock options and stock purchase rights to the employees, members of the board of directors, and consultants of the Company. A total of 10,267,301 shares of common stock were reserved for issuance under the 2021 Plan. Options granted under the 2021 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to the Company’s employees, including officers and directors who are also employees. NSOs may be granted to employees and consultants.
Options under the 2021 Plan may be granted for periods of up to 10 years and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant.
Granted options for newly hired employees usually vest over four years monthly with a one-year cliff vesting, and follow-on options vest monthly over four years with no cliff vesting. Options granted to consultants have various vesting schedules depending on the underlying consulting arrangement and anticipated period of service. Granted restricted stock units usually vest over four years annually. As of December 31, 2024, there were 6.8 million shares available for grant and 2.7 million awards outstanding under the 2021 Plan.
2008 Stock Plan
The Company ceased making awards under the 2008 Stock Plan upon the effective date of the Company’s IPO. In 2008, the Company adopted the 2008 Stock Plan (the “2008 Plan”), which allows for the granting of stock options and stock purchase rights to the employees, members of the board of directors, and consultants of the Company. Options granted under the 2008 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to the Company’s employees, including officers and directors who are also employees. NSOs may be granted to employees and consultants. Options granted under the 2008 Plan started expiring in August 2021. Options outstanding under the 2008 Plan will expire upon forfeiture. As of December 31, 2024, 3.1 million options were outstanding under the 2008 Plan.
2021 Employee Stock Purchase Plan
In September 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The 2021 ESPP became effective on the effective date of the IPO. A total of 412,988 shares were initially reserved for issuance under the 2021 ESPP. Additionally, the number of shares of common stock reserved for issuance under the 2021 ESPP will increase automatically each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; or (2) such lesser number as determined by the Company’s board of directors. The number of shares that may be issued under the 2021 ESPP shall not exceed a total of 10,526,315 shares. As of December 31, 2024, approximately 400,000 shares have been issued under the 2021 ESPP. As of December 31, 2024, there were 1.4 million shares available for grant under the 2021 ESPP.
Total stock-based compensation recognized, before taxes, are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of sales	$6,913	$2,493	$1,053
Research and development	8,018	4,798	2,230
Sales, general and administrative	20,819	14,401	7,387
Stock-based compensation capitalized in inventory	(3,910)	(2,558)	(333)
Total stock-based compensation	$31,840	$19,134	$10,337
Stock Options

A summary of the Company’s stock option activity and related information are as follows (options in thousands):

	Year Ended
	December 31, 2024
	Options	Weighted Average Exercise Price
Outstanding, beginning of period	5,215	$9.42
Granted	173	50.13
Exercised	(1,456)	7.61
Forfeited	(137)	20.67
Outstanding, end of period	3,795	11.56
Vested and expected to vest	3,795	11.56
Exercisable	3,305	8.18
The weighted-average grant date fair value of options granted during the years of December 31, 2024 and 2023 was $28.52 and $21.02, respectively. As of December 31, 2024, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $239.7 million and options outstanding were $261.7 million. The aggregate pre-tax intrinsic value of options exercised was $92.1 million and $15.4 million during the years ended December 31, 2024 and 2023, respectively. The aggregate pre-tax intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. The total fair value of options vested was $5.6 million and $5.8 million during the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, total unrecognized stock-based compensation related to unvested stock options was $8.5 million, which the Company expects to recognize over a remaining weighted-average period of 2.2 years.
The fair value of the options granted to employees or directors was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Year Ended December 31,
	2024	2023	2022
Expected life (years)	6.0	6.0	5.9
Expected volatility	57%	57%	55%
Risk-free interest rate	4.1%	4.0%	2.5%
Expected dividend rate	—%	—%	—%
Weighted-average fair value	$28.52	$21.02	$19.15
Restricted Stock Units
A summary of the Company’s restricted stock unit or RSU activity and related information are as follows (RSUs in thousands):

	Year Ended
	December 31, 2024
	Restricted Stock Units	Weighted-Average Fair Value
Unvested, beginning of period	1,565	$36.27
Granted	1,063	53.31
Vested	(449)	36.36
Cancelled forfeited	(285)	39.30
Unvested, end of period	1,894	45.36
The weighted-average grant date fair value of RSUs granted during the years of December 31, 2024 and 2023 was $53.31 and $36.16, respectively.
As of December 31, 2024, the aggregate pre-tax intrinsic value of RSUs outstanding was $152.5 million, calculated based on the closing price of the Company’s common stock at the end of the period.

As of December 31, 2024, total unrecognized stock-based compensation related to unvested RSUs was $67.7 million, which the Company expects to recognize over a remaining weighted-average period of 2.8 years.
Performance Stock Units
A summary of the Company’s restricted stock unit or PSU activity and related information are as follows (PSUs in thousands):

	Year Ended
	December 31, 2024
	Performance Stock Units	Weighted-Average Fair Value
Unvested, beginning of period	—	$—
Granted	81	73.20
Canceled/forfeited	—	—
Vested	—	—
Unvested, end of period	81	73.20
As of December 31, 2024, the aggregate pre-tax intrinsic value of PSUs outstanding was $6.5 million, calculated based on the closing price of the Company’s common stock at the end of the period.
As of December 31, 2024, total unrecognized stock-based compensation related to unvested RSUs was $5.5 million, which the Company expects to recognize over a remaining weighted-average period of 1.3 years.
Employee Stock Purchase Plan
As of December 31, 2024, there was approximately $1.1 million of unrecognized cost related to employee stock purchases under the 2021 ESPP. This cost is expected to be recognized over a weighted average period of 0.5 years. As of December 31, 2024, a total of 1.4 million shares were available for issuance under the 2021 ESPP.
The fair value of the options granted under the 2021 ESPP to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Year Ended December 31,
	2024	2023	2022
Expected life (years)	0.8	0.7	0.7
Expected volatility	55%	53%	56%
Risk-free interest rate	5.0%	5.1%	4.2%
Expected dividend rate	—%	—%	—%
Weighted-average fair value	$26.20	$11.20	$15.11
9.    Income Taxes
The Company did not record an income tax provision for the periods presented.
Reconciliation between the tax provision computed at the federal statutory income tax rate and the Company's actual effective income tax rate are as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory tax rate	21%	21%	21%
R&D tax credit	2	1	2
Stock-based compensation	9	(1)	2
Other permanent differences	(1)	—	—
Change in valuation allowance	(31)	(21)	(25)
Total	—%	—%	—%

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
Significant components of net deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$96,477	$80,273
Property and equipment	583	203
R&D tax credit	12,849	9,224
Stock-based compensation	5,041	3,829
Capitalized R&D expenses	32,306	20,644
Inventory	2,747	2,708
Lease liability	7,059	6,824
Accruals and reserves	3,738	2,713
Total deferred tax assets	160,800	126,418
Valuation allowance	(156,145)	(121,461)
Net deferred tax assets	4,655	4,957
Deferred tax liabilities:
Right-of-use assets	(4,655)	(4,957)
Total deferred tax liabilities	(4,655)	(4,957)
Net deferred tax assets	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company's history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. The valuation allowance increased by $34.7 million during the year ended December 31, 2024, and increased by $27.4 million during the ended December 31, 2023. The valuation allowance increased by $16.0 million during the year ended December 31, 2022.
As of December 31, 2024 and 2023, the Company has U.S. federal net operating loss (“NOL”) carryforwards of approximately $391.9 million and $326.3 million, respectively, expiring beginning 2028. As of December 31, 2024 and 2023, the Company has U.S. state and local NOL carryforwards of approximately $242.2 million and $194.0 million, respectively, expiring beginning 2028.
As of December 31, 2024 and 2023, the Company has federal research and development credit carryforwards of approximately $10.6 million and $7.5 million, respectively, available to reduce future taxable income, if any. As of December 31, 2024 and 2023, the Company has California research and development credit carryforwards of approximately $8.3 million and $6.0 million, respectively, available to reduce future taxable income, if any.
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
The Company files federal, state, and foreign income tax returns. The tax periods 2008 through 2024 remain open in most jurisdictions. In addition, any tax losses that were generated in prior years and carried forward may also be subject to examination by respective authorities. The Company is not currently under examination by federal, state or foreign income tax authorities.

On August 16, 2022, former President Biden signed the Inflation Reduction Act of 2022 ( the Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on corporate stock buy-backs. The various provisions of the Inflation Act did not have an impact on the Company’s consolidated financial statements and related notes.
A reconciliation of the change in the unrecognized tax benefit during the year is as follows (in thousands):

	December 31,
	2024	2023	2022
Beginning of year	$3,392	$2,700	$1,917
Additions for tax positions related to:
Current year	1,327	842	783
Prior years	—	(150)	—
End of year	$4,719	$3,392	$2,700
As of December 31, 2024, the Company had a total of $4.7 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization. The Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.
The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2024, the Company has not accrued interest or penalties related to uncertain tax positions.
10.    Net Loss Per Share
Net loss per share was determined as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net loss	$(91,413)	$(105,897)	$(87,154)
Weighted-average common stock outstanding	52,125	47,255	44,400
Net loss per share, basic and diluted	$(1.75)	$(2.24)	$(1.96)
The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	December 31,
	2024	2023	2022
Common stock options	3,795	5,215	5,353
Restricted and performance stock units	1,975	1,565	742
Employee stock purchase plan	56	80	110
Total	5,826	6,860	6,205

11.    Geographical Information
The following table presents revenue disaggregated by type and geography (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S.
System sales and rentals	$78,614	$53,626	$36,527
Handpieces and other consumables	110,542	64,051	28,543
Service	11,316	6,620	2,698
Total U.S. revenue	200,472	124,297	67,768
Outside of U.S.
System sales and rentals	11,685	5,294	3,201
Handpieces and other consumables	10,914	5,471	3,273
Service	1,427	1,129	772
Total outside of U.S. revenue	24,026	11,894	7,246
Total revenue	$224,498	$136,191	$75,014
12.    Commitments and Contingencies
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2024, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
13.    Defined Contribution Plan
The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Employer contributions were $2.4 million, $1.5 million, and $0 for the year ended December 31, 2024, 2023, and 2022, respectively.

Item 9. Changes in and Disagreements with Accountants
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO and CFO and effected by our Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024.
Management assessed our internal control over financial reporting as of December 31, 2024 using the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective, based on these criteria. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated within their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
During the quarter ended December 31, 2024, no director or officer of the Company informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), except as follows: On November 21, 2024, Antal Desai, a member of the Company’s Board of Directors, adopted a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Desai Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s common stock held by the 2:22 DNA Trust. The Desai Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c)

under the Exchange Act. The Desai Rule 10b5-1 Plan provides for the potential sale of up to 150,000 shares of the Company’s common stock during various specified trading periods through June 13, 2025.

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
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report.
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

10.10+	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2024 (File No. 001-40797))

10.11+	2021 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.11(a)+	Form of Stock Option Agreement under the 2021 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.11(a) to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.11(b)+
Form of Restricted Stock Unit Agreement under the 2021 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.11(b) to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.11(c)+
Form of Performance Stock Unit Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ending March 31, 2024 (File No. 001-40797))

10.12+
Amended and Restated 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ending September 30, 2023 (File No. 001-40797))

10.13+
Amended and Restated Change of Control Severance Agreement, by and between the Registrant and Reza Zadno, Ph.D., dated September 17, 2021 (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.14+
Amended and Restated Change of Control Severance Agreement, by and between the Registrant and Kevin Waters, dated September 17, 2021 (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.15+
Amended and Restated Change of Control Severance Agreement, by and between the Registrant and Hisham Shiblaq, dated September 17, 2021 (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.16+
Amended and Restated Change of Control Severance Agreement, by and between the Registrant and Alaleh Nouri, dated September 17, 2021 (incorporated by reference to Exhibit 10.19 to the registrant’s quarterly report of Form 10-Q for the period ended March 31, 2023 (File No. 001-40797))

10.17
Loan and Security Agreement, by and among Canadian Imperial Bank of Commerce, the Registration, and each Borrower and Guarantor from time to time, dated as of October 6, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 10, 2022 (File No. 001-40797))

10.17(a)
First Amendment to Loan and Security Agreement, by and between Canadian Imperial Bank of Commerce and the Registrant, dated June 1, 2023 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 2, 2023 (File No. 001-40797))

10.18#
Confidential Exclusive Patent License and Covenant Not to Sue, by and between the Registrant and HydroCision, Inc., dated March 14, 2019 (incorporated by reference to Exhibit 10.7(d) to the registrant’s annual report on Form 10-K for the year ended December 31, 2022 (File No. 001-40797))

21.1*	List of subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the registrant’s annual report on Form 10-K for the year ended December 31, 2023 (File No. 001-40797))

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________
*Filed herewith.
**    Furnished herewith.
+    Indicates management contract or compensatory plan.
#    Certain portions of this Exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item (601)(b)(10)

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

PROCEPT BIOROBOTICS CORPORATION

Date:	February 27, 2025	By:	/s/ Reza Zadno
			Name:	Reza Zadno, Ph.D.
			Title:	Chief Executive Officer
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

Signature	Title	Date

/s/ Reza Zadno	President, Chief Executive Officer and Director	February 27, 2025
Reza Zadno, Ph.D.	(principal executive officer)

/s/ Kevin Waters	EVP, Chief Financial Officer	February 27, 2025
Kevin Waters	(principal financial and accounting officer)

/s/ Thomas M. Prescott	Director and Chair of the Board	February 27, 2025
Thomas M. Prescott

/s/ Antal Desai	Director	February 27, 2025
Antal Desai

/s/ Amy Dodrill	Director	February 27, 2025
Amy Dodrill

/s/ Mary Garrett	Director	February 27, 2025
Mary Garrett

/s/ Taylor Harris	Director	February 27, 2025
Taylor Harris

/s/ Elisabeth Little	Director	February 27, 2025
Elisabeth Little

/s/ Frederic Moll, M.D.	Director	February 27, 2025
Frederic Moll, M.D.

/s/ Larry Wood	Director	February 27, 2025
Larry Wood