Form 10-K/A
period 2024-12-31
PROCEPT BioRobotics Corp
filed 2025-04-11
CIK 1588978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K/A
Amendment No. 1
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Stockholders’ Meeting, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE
PROCEPT BioRobotics Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2025 (the “Original Filing Date”). The sole purpose of this Amendment is to supplement the Exhibits contained in Item 15(a) of Part IV of the Original Filing to include Exhibit 19.1, the Company’s Insider Trading Compliance Policy and Procedures, which was inadvertently omitted in the Original Filing.
This Amendment is an exhibit-only filing. Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.
Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act under Item 15(a) of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

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

19.1*	Insider Trading Compliance Policy and Procedures.

21.1	List of subsidiaries of the Registrant

23.1
Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm, (incorporated by reference to Exhibit 23.1 to the registrant’s annual report on Form 10-K for the year ended December 31, 2024 (File No. 001-40797))

24.1	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished with the registrant’s annual report on Form 10-K for the year ended December 31, 2024 (File No. 001-40797))

32.2
Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished with the registrant’s annual report on Form 10-K for the year ended December 31, 2024 (File No. 001-40797))

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the registrant’s annual report on Form 10-K for the year ended December 31, 2023 (File No. 001-40797))

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

PROCEPT BIOROBOTICS CORPORATION

Date:	April 11, 2025	By:	/s/ Reza Zadno
			Name:	Reza Zadno, Ph.D.
			Title:	Chief Executive Officer