Form 10-Q
period 2025-03-31
PROCEPT BioRobotics Corp
filed 2025-05-02
CIK 1588978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The registrant had outstanding 55,328,668 shares of common stock as of April 25, 2025.

PROCEPT BioRobotics Corporation
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended March 31, 2025
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

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$316,207	$333,725
Accounts receivable, net	79,267	83,496
Inventory	62,330	56,168
Prepaid expenses and other current assets	7,987	8,453
Total current assets	465,791	481,842
Restricted cash, non-current	3,038	3,038
Property and equipment, net	28,127	26,709
Operating lease right-of-use assets, net	18,605	18,941
Intangible assets, net	864	932
Other assets	2,950	2,555
Total assets	$519,375	$534,017
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,827	$10,032
Accrued compensation	14,976	21,537
Deferred revenue	9,799	9,565
Operating lease, current	1,983	1,910
Loan facility liability	2,000	2,000
Other current liabilities	8,479	8,089
Total current liabilities	52,064	53,133
Long-term debt	51,498	51,472
Operating lease, non-current	26,332	26,868
Other liabilities	324	324
Total liabilities	130,218	131,797
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value;
Authorized shares: 10,000 at March 31, 2025 and December 31, 2024
Issued and outstanding shares: none at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value;
Authorized shares: 300,000 at March 31, 2025 and December 31, 2024
Issued and outstanding shares: 55,278 and 54,718 at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	959,656	948,091
Accumulated other comprehensive gain	223	114
Accumulated deficit	(570,722)	(545,985)
Total stockholders’ equity	389,157	402,220
Total liabilities and stockholders’ equity	$519,375	$534,017
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$69,162	$44,539
Cost of sales	25,001	19,505
Gross profit	44,161	25,034
Operating expenses:
Research and development	16,402	13,084
Selling, general and administrative	55,197	39,599
Total operating expenses	71,599	52,683
Loss from operations	(27,438)	(27,649)
Interest expense	(877)	(1,045)
Interest and other income, net	3,578	2,737
Net loss	$(24,737)	$(25,957)
Net loss per share, basic and diluted	$(0.45)	$(0.51)
Weighted-average common shares used to
compute net loss per share attributable to
common shareholders, basic and diluted	54,917	51,011
Other comprehensive loss:
Foreign currency translation adjustment	109	—
Unrealized gain on cash equivalents	—	29
Comprehensive loss	$(24,628)	$(25,928)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	54,718	$—	$948,091	$114	$(545,985)	$402,220
Issuance of common stock under stock plans	560	—	1,298	—	—	1,298
Stock-based compensation expense	—	—	10,267	—	—	10,267
Foreign currency translation adjustment	—	—	—	109	—	109
Net loss	—	—	—	—	(24,737)	(24,737)
Balance at March 31, 2025	55,278	$—	$959,656	$223	$(570,722)	$389,157

Balance at December 31, 2023	50,771	$—	$735,240	$84	$(454,572)	$280,752
Issuance of common stock under stock plans	622	—	2,586	—	—	2,586
Stock-based compensation expense	—	—	6,637	—	—	6,637
Unrealized gain on cash equivalents	—	—	—	29	—	29
Net loss	—	—	—	—	(25,957)	(25,957)
Balance at March 31, 2024	51,393	$—	$744,463	$113	$(480,529)	$264,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(24,737)	$(25,957)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,475	1,184
Stock-based compensation expense	10,108	6,256
Change in fair value of derivative liability	—	28
Non-cash lease adjustment	(127)	(96)
Provision for credit losses	300	—
Inventory write-down	330	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,929	(7,706)
Inventory	(6,282)	(1,486)
Prepaid expenses and other current assets	576	(679)
Other assets	(395)	(241)
Accounts payable	3,754	(2,311)
Accrued compensation	(6,561)	(5,417)
Accrued interest expense	25	32
Deferred revenue	235	205
Reimbursements for leasehold improvements from operating leases	—	2,596
Other liabilities	390	1,306
Net cash used in operating activities	(16,980)	(32,286)
Cash flows from investing activities:
Purchases of property and equipment	(1,836)	(1,946)
Net cash used in investing activities	(1,836)	(1,946)
Cash flows from financing activities:
Proceeds from issuance of common stock from the exercise of stock options	1,298	2,586
Net cash provided by financing activities	1,298	2,586
Net decrease in cash, cash equivalents and restricted cash	(17,518)	(31,646)
Cash, cash equivalents and restricted cash
Beginning of the period	336,763	260,260
End of the period	$319,245	$228,614
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$316,207	$225,576
Restricted cash	3,038	3,038
Cash, cash equivalents and restricted cash in balance sheets	$319,245	$228,614
Supplemental cash flow information
Interest paid	$885	$1,004
Non-cash investing and financing activities
Transfer of evaluation or rental units from inventory to property and equipment, net	$—	$177
Property and equipment included in accounts payable and accrued expenses	$1,388	$559
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    Organization
Description of Business
PROCEPT BioRobotics Corporation, or the Company, was incorporated in the state of California in 2007 and its headquarters are located in San Jose, California. In April 2021, the Company re-incorporated in the state of Delaware. The Company received U.S. Food and Drug Administration clearance in December 2017 to market its AquaBeam® Robotic System, an automated surgical robot providing tissue removal for the treatment of benign prostatic hyperplasia, a prostate gland enlargement condition. On August 20, 2024, the Company received 510(k) clearance from the FDA for its next generation robot system, HYDROS Robotic System.

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

Unaudited Interim Financial Statements
The accompanying balance sheet as of March 31, 2025, the statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2025 and 2024, and the statements of stockholders’ equity as of March 31, 2025 and 2024, are unaudited. The financial data and other information disclosed in these notes to the financial statements related to March 31, 2025, and the three months ended March 31, 2025 and 2024, are also unaudited. The accompanying balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of March 31, 2025, and the results of its operations and cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, or for any other interim period or for any future year and should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed consolidated financial statements. Management uses significant judgment when making estimates related to its allowance for credit losses, excess and obsolete inventory reserves, stock-based compensation expense, right-of-use lease asset, lease liability, as well as certain accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for all public entities for fiscal years beginning after December 15, 2024. The ASU should be applied either prospectively or retrospectively. The Company plans to adopt the ASU and related updates with the year ending December 31, 2025. The adoption of this ASU is not expected to have a material impact on its financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU’s require public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact this ASU will have on its financial statement disclosures.

3.    Fair Value Measurements
The following is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$11,658	$—	$—	$11,658	$10,961	$—	$—	$10,961
Cash equivalents	304,549	—	—	304,549	322,764	—	—	322,764
Total cash and cash equivalents	$316,207	$—	$—	$316,207	$333,725	$—	$—	$333,725
Cash equivalents consist primarily of money market deposit funds.

4.    Balance Sheet Components
Allowance for credit losses (in thousands):

	March 31,	December 31,
	2025	2024
Beginning balance	$840	$—
Net changes during the period	300	840
Ending balance	$1,140	$840

Inventory (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$19,199	$18,189
Work-in-process	10,898	11,452
Finished goods	32,233	26,527
Total inventory	$62,330	$56,168
Property and equipment, net, (in thousands):

	March 31,	December 31,
	2025	2024
Manufacturing and computer equipment, and furniture and fixtures	$20,660	$19,683
Laboratory equipment	2,125	1,509
Rental equipment	533	597
Leasehold improvements	12,488	12,488
Construction in progress	1,498	262
Total property and equipment	37,304	34,539
Less: accumulated depreciation and amortization	(9,177)	(7,830)
Total property and equipment, net	$28,127	$26,709

Deferred commission costs, (in thousands):

	March 31,	December 31,
	2025	2024
Reported as:
Prepaid expenses and other current assets	$421	$357
Other assets	$776	$840

5.    Long-Term Debt
Term Loan Facility
In October 2022, the Company entered into a loan and security agreement (“the Agreement”) with Canadian Imperial Bank of Commerce, or CIBC. The Agreement provides for a senior secured term loan facility in the aggregate principal amount of $52.0 million (the "Term Loan Facility") which was borrowed in full.
The Term Loan Facility is scheduled to mature on the fifth anniversary of the closing date (the “Maturity Date”). The Agreement provides for interest-only payments on the Term Loan Facility for the first thirty-six months following the Closing Date, or the Initial Interest-Only Period. The Initial Interest-Only Period will be extended to an additional twelve months if the Company achieves either (i) $200.0 million or greater in revenue in any twelve-month period or (ii) $0 or greater in EBITDA in any six-month period. Thereafter, amortization payments on the Term Loan Facility will be payable monthly until the Maturity Date in monthly installments equal to 20% of the then outstanding principal amount of the Term Loan Facility divided by 12 plus any accrued and unpaid interest. The Company has the option to prepay the Term Loan Facility without any prepayment charge or fee. The Company achieved the twelve-month revenue target as of December 31, 2024.
The loan borrowed under the Term Loan Facility bears interest at an annual rate equal to the secured overnight financing rate or SOFR (calculated based on an adjustment of .10%, .15% and .25%, respectively, for one-month, three-month or six-month term SOFR as of a specified date, subject to a floor of 1.5%) plus an applicable margin of 2.25%. The weighted-average interest rate for the periods ending March 31, 2025 and 2024 were 6.6%, and 7.8%, respectively.
The obligations under the Loan Agreement are secured by substantially all of the Company's assets, including its intellectual property and by a pledge all of the Company's equity interests in its U.S. subsidiaries and 65% of the Company's equity interests in its non-U.S. subsidiaries that are directly owned by the Company. In June 2023, the Term Loan Facility was amended to lower the amount the Company is obligated to maintain in deposit accounts held at the lender to the lesser of (i) $90.0 million or (ii) all of its non-operating cash and allow the Company to maintain cash or cash equivalents in excess of that amount with other financial institutions. Under the Loan Agreement, if the Company maintains less than $100.0 million in available cash, then the Company is required to meet either one of two financial covenants: a minimum unrestricted cash covenant or a minimum revenue and growth covenant. If the Company maintains at least $100.0 million in available cash, then it is not required to meet such financial covenants. As of March 31, 2025, the Company was in compliance with all debt covenants.
Future minimum annual debt repayments are as follows (in thousands):

Fiscal Year	Amount
2026	8,667
2027	43,333
Total minimum payments	52,000
Less: amount representing unamortized debt discount	(502)
Present value of future payments	$51,498

Loan Facility Liability
In connection with the Company’s previous loan facility, the Company is obligated to pay a fee upon the earlier occurrence of a defined liquidity event, including but not limited to, a merger or sale of our assets or voting stock, or achieving a $200.0 million trailing 12 months revenue target, in each case, by September 2029. At December 31, 2024, the Company achieved the 12 month revenue target. As a result, the loan facility liability became due and will no longer be revalued. The Company has recorded the amount due as a current liability in the Company’s condensed consolidated balance sheets.

6.    Leases
Facility Lease
In December 2021, the Company entered into a lease for two existing buildings, comprising approximately 158,221 square feet of space, located in San Jose, California. The lease commenced in July 2022, and will continue for 122 months following thereafter, with two five year options to extend the term of the lease.
Rent expense recognized under the lease, including additional rent charges for utilities, parking, maintenance, and real estate taxes, was $1.6 million for both the three months ended March 31, 2025 and 2024.
Future minimum annual operating lease are as follows (in thousands):

As of March 31, 2025	Amount
2025	$3,222
2026	4,426
2027	4,808
2028	4,952
2029	5,101
Thereafter	17,197
Total minimum payments	39,706
Less: amount representing interest/unamortized debt discount	(11,391)
Present value of future payments	28,315
Less: current portion	(1,983)
Non-current portion	$26,332
,
As of March 31, 2025 and December 31, 2024, the Company’s security deposit is in the form of, and recorded as, restricted cash.
Lessor Information for Robotic Systems
Contractual maturities of gross lease receivables as of March 31, 2025 are as follows (in thousands):

Fiscal Year	Amount
2025	$407
2026	616
2027	494
2028	494
2029 and thereafter	476
Total	$2,487

Leases receivable relating to sales-type lease arrangements are presented on the Company’s consolidated balance sheets as follows (in thousands):

	March 31,	December 31,
	2025	2024
Reported as:
Accounts receivable	$97	$157
Other assets	2,018	1,514
Net investment in sales-type leases	$2,115	$1,671

	March 31,	December 31,
	2025	2024
Gross receivables	$2,487	$2,097
Unearned interest income	(372)	(426)
Net investment in sales-type leases	$2,115	$1,671
The components of income from sales-type leases are as follows:

	Three Months Ended March 31,
	2025	2024
Sales-type lease revenue	$—	$—
Interest income	$38	$8

7.    Stock-Based Compensation
Total stock-based compensation recognized, before taxes, are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of sales	$2,187	$1,312
Research and development	2,525	1,212
Sales, general and administrative	6,569	4,579
Stock-based compensation capitalized in inventory	(1,173)	(847)
Total stock-based compensation	$10,108	$6,256
Stock Options
The Company had 8.7 million shares available for grant as of March 31, 2025 under the 2021 Equity Incentive Award Plan, or 2021 Plan.
A summary of the Company’s stock option activity and related information are as follows (options in thousands):

	Three Months Ended
	March 31, 2025
	Number of Shares	Weighted-Average Exercise Price
Outstanding, beginning of period	3,795	$11.56
Granted	99	60.60
Exercised	(149)	8.73
Forfeited	(1)	8.76
Outstanding, end of period	3,744	12.97
Vested and expected to vest	3,744	12.97
Exercisable	3,264	8.57
As of March 31, 2025 and December 31, 2024, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $162.3 million and $239.7 million, respectively, and the aggregate pre-tax intrinsic value of options outstanding were $170.0 million and $261.7 million, respectively. The aggregate pre-tax intrinsic value of options exercised was $8.7 million and $14.5 million during the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, there was a total of $10.7 million of unrecognized stock-based compensation expense related to stock options.
The fair value of the options granted to employees or directors was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended March 31,
	2025	2024
Expected life (years)	6.0	6.0
Expected volatility	58%	57%
Risk-free interest rate	4.0%	4.1%
Expected dividend rate	—%	—%
Weighted-average fair value	$35.00	$26.98
Restricted Stock Units

A summary of the Company’s restricted stock unit, or RSU, activity and related information are as follows (RSUs in thousands):

	Three Months Ended
	March 31, 2025
	Number of Shares	Weighted-Average Fair Value
Unvested, beginning of period	1,894	$45.36
Awarded	683	61.15
Forfeited	(68)	42.63
Vested	(411)	41.57
Unvested, end of period	2,098	51.33
As of March 31, 2025, there was a total of $99.6 million of unrecognized stock-based compensation expense related to RSUs.
Performance Stock Units
The 2021 Plan provides for issuance of performance stock units, or PSUs. PSUs granted are contingent upon the achievement of predetermined market, performance, and service conditions. PSUs are awarded to executives of the Company and generally time vest over a period of up to three years. Vesting is also generally contingent upon achievement of applicable performance metrics. PSU expense is recognized over the requisite service period.

During the period ended March 31, 2025, the Company awarded PSU shares with both a performance and service condition.

A summary of the Company’s PSU activity and related information are as follows (PSUs in thousands):

	Three Months Ended
	March 31, 2025
	Number of Shares	Weighted-Average Fair Value
Unvested, beginning of period	81	$73.20
Awarded	56	60.60
Forfeited	—	—
Vested	—	—
Unvested, end of period	137	68.04
As of March 31, 2025, total unrecognized stock-based compensation related to unvested PSUs was $7.7 million.

Employee Stock Purchase Plan
During the period ended March 31, 2025, there were no stock purchases made under the Employee Stock Purchase Plan, or ESPP. As of March 31, 2025, there was approximately $0.4 million of unrecognized cost related to the ESPP. This cost is expected to be recognized over a weighted average period of 0.3 years. As of March 31, 2025, a total of 2.0 million shares were available for issuance under the ESPP.

8.    Net Loss Per Share
Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss	$(24,737)	$(25,957)
Weighted-average common stock outstanding	54,917	51,011
Net loss per share, basic and diluted	$(0.45)	$(0.51)
The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	March 31,
	2025	2024
Stock options	3,744	4,883
Restricted and performance stock units	2,235	2,078
Employee stock purchase plan	56	87
Total	6,035	7,048
9.    Revenue
The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended March 31,
	2025	2024
U.S.
System sales and rentals	$18,687	$14,236
Handpieces and other consumables	38,011	23,618
Service	3,596	2,347
Total U.S. revenue	60,294	40,201
Outside of U.S.
System sales and rentals	3,853	1,740
Handpieces and other consumables	4,477	2,343
Service	538	255
Total outside of U.S. revenue	8,868	4,338
Total revenue	$69,162	$44,539

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
No customers accounted for more than 10% of revenue during the three months ended March 31, 2025 and 2024.
No customer accounted for more than 10% of accounts receivable at March 31, 2025 and December 31, 2024.
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended March 31,
	2025	2024
United States	87%	90%
Outside the United States	13%	10%
No individual country outside the United States accounted for more than 10% of the Company’s revenue for the periods presented.
11.    Commitments and Contingencies
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any material claims or been required to defend any action related to its indemnification obligations. As of March 31, 2025 and December 31, 2024, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
Legal Contingencies
From time to time, the Company may be involved in legal proceedings arising in the ordinary course of our business. The Company is not presently a party to any legal proceedings that, in the opinion of management, would have a material adverse effect on the business. Regardless of outcome, litigation can have an adverse impact on the Company due to defense and settlement costs, diversion of management resources, negative publicity and reputation harm, and other factors.

A liability and related charge to earnings are recorded in the financial statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. The assessment is re-evaluated each accounting period and is based on all available information.

12.    Defined Contribution Plan
The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Employer contributions were $0.9 million and $0.7 million for the three months ended March 31, 2025 and 2024.

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
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System and HYDROS Robotic System, which are advanced, image-guided, surgical robotic systems for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. Each of our robotic systems employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We designed our robotic systems to enable consistent and reproducible BPH surgery outcomes. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that is independent of prostate size and shape, and delivers resection independent of surgeon experience. We have developed a significant and growing body of clinical evidence, which includes nine clinical studies and over 150 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of March 31, 2025, we had an install base of 703 AquaBeam Robotic Systems and HYDROS Robotic Systems globally, including 547 in the United States.
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
We generated revenue of $69.2 million and incurred a net loss of $24.7 million for the three months ended March 31, 2025, compared to revenue of $44.5 million and a net loss of $26.0 million for the three months ended March 31, 2024. As of March 31, 2025, we had cash and cash equivalents of $316.2 million and an accumulated deficit of $570.7 million.

Factors Affecting Our Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. While these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information. These factors include:
•Grow our install base of robotic systems: As of March 31, 2025, we had an install base of 703 robotic systems globally, including 547 in the United States. In the United States, we are initially focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We target approximately 2,700 hospitals that perform resective BPH procedures in the United States. To penetrate these hospitals, we expect to continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. As we increase our install base of robotic systems, we expect our revenue to increase as a result of the system sale and resulting utilization.
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
•Investment in research and development to drive continuous improvements and innovation. We are currently developing additional and next generation technologies to support and improve Aquablation therapy to further satisfy the evolving needs of surgeons and their patients as well as to further enhance the usability and scalability of our robotic systems. We also plan to leverage our treatment data and software development capabilities to integrate artificial intelligence and machine learning to enable computer-

assisted anatomy recognition and improved treatment planning and personalization. Our future growth is dependent on these continuous improvements which require significant resources and investment.
Components of Our Results of Operations
Revenue
We generate our revenue primarily from the sales and rentals of our robotic systems, sales of our single-use disposable handpieces that are used during each surgery performed with our system, and related accessories. Additionally, we also derive revenue from service and repair, and extended service contracts with our existing customers. We expect our revenue to increase in absolute dollars for the foreseeable future as we continue to focus on driving adoption of Aquablation therapy, and increased system utilization, though it may fluctuate from quarter to quarter.
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended March 31,
	2025	2024
United States	87%	90%
Outside the United States	13%	10%
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
Interest and Other Income, Net
Interest and other income, net, consists primarily of interest income from our cash and cash equivalents balances.

Results of Operations
The following tables show our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Revenue	$69,162	$44,539	$24,623	55%
Cost of sales	25,001	19,505	5,496	28
Gross profit	44,161	25,034	19,127	76
Gross margin	64%	56%

Operating expenses:
Research and development	16,402	13,084	3,318	25
Selling, general and administrative	55,197	39,599	15,598	39
Total operating expenses	71,599	52,683	18,916	36
Loss from operations	(27,438)	(27,649)	211	1
Interest expense	(877)	(1,045)	168	16
Interest and other income, net	3,578	2,737	841	31
Net loss	$(24,737)	$(25,957)	$1,220	5

Comparison of Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
System sales and rentals	$22,540	$15,976	$6,564	41%
Handpieces and other consumables	42,488	25,961	16,527	64
Service	4,134	2,602	1,532	59
Total revenue	$69,162	$44,539	$24,623	55

Revenue increased $24.6 million, or 55%, to $69.2 million during the three months ended March 31, 2025, compared to $44.5 million during the three months ended March 31, 2024. The growth in revenue was primarily attributable to an increase of $20.1 million in revenue derived from the United States. The increase was due to higher sales volumes of system sales, handpieces, other consumables, and service contracts.
Cost of Sales and Gross Margin
Cost of sales increased $5.5 million, or 28%, to $25.0 million during the three months ended March 31, 2025, compared to $19.5 million during the three months ended March 31, 2024. The increase in cost of sales was primarily attributable to the growth in the number of units sold.
Gross margin increased to 64% during the three months ended March 31, 2025, compared to 56% for the three months ended March 31, 2024. The increase in gross margin was primarily attributable to the growth in unit sales, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units, and to a lesser extent, an increase in average selling prices on both our system sales and handpieces.
Research and Development Expenses
R&D expenses increased $3.3 million, or 25%, to $16.4 million during the three months ended March 31, 2025, compared to $13.1 million during the three months ended March 31, 2024. The increase in R&D expenses was primarily due to employee-related expenses of our R&D organization such as salaries and wages and stock-based compensation. These expenses support ongoing product improvements and the development of additional and next generation technologies.
Selling, General and Administrative Expenses
SG&A expenses increased $15.6 million, or 39%, to $55.2 million during the three months ended March 31, 2025, compared to $39.6 million during the three months ended March 31, 2024. The increase in SG&A expenses was primarily due to employee-related expenses of our sales and marketing organization such as salaries and wages and stock-based compensation expense, primarily to expand the commercial organization, and employee-related expenses of our administrative organization such as salaries and wages and stock-based compensation expense, to drive and support our growth in revenue.
Interest Expense
Interest expense decreased approximately 0.1 million, or 16% to $0.9 million during the three months ended March 31, 2025, compared to $1.0 million during the three months ended March 31, 2024. The decrease in interest expense was primarily due to a decrease in the interest rate as compared to the prior period.
Interest and Other Income, Net
Interest and other income, net, increased $0.8 million for the three months ended March 31, 2025. The increase was primarily due to an increase in interest income, which was due to our increased cash balances
Liquidity and Capital Resources
Overview
As of March 31, 2025, we had cash and cash equivalents of $316.2 million, an accumulated deficit of $570.7 million, and $52.0 million outstanding on our loan facility. We expect our expenses will increase for the foreseeable future, as we continue to make substantial investments in sales and marketing, operations and research and development. Our future funding requirements will depend on many factors, including:
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
The Term Loan Facility is scheduled to mature on October 6, 2027, the fifth anniversary of the closing date, or the Maturity Date. The loan and security agreement provides for interest-only payments on the term loan facility for the first thirty-six months following the closing date, or the Initial Interest-Only Period. The Initial Interest-Only Period will be extended to an additional twelve months if we achieve either (i) $200.0 million or greater in revenue in any twelve-month period or (ii) $0 or greater in EBITDA in any six-month period. Thereafter, amortization payments on the Term Loan Facility will be payable monthly until the Maturity Date in monthly installments equal to 20% of the then outstanding principal amount of the term loan facility divided by 12 plus any accrued and unpaid interest. We have the option to prepay the term loan facility without any prepayment charge or fee. We achieved the twelve-month revenue target as of December 31, 2024.
The loan borrowed under the Term Loan Facility bears interest at an annual rate equal to the secured overnight financing rate, or SOFR, (calculated based on an adjustment of 0.10%, 0.15% and 0.25%, respectively, for one-month, three-month or six-month term SOFR as of a specified date, subject to a floor of 1.5%) plus an applicable margin of 2.25%.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(16,980)	$(32,286)
Investing activities	(1,836)	(1,946)
Financing activities	1,298	2,586
Net decrease in cash, cash equivalents and restricted cash	$(17,518)	$(31,646)
Net Cash Used in Operating Activities
During the three months ended March 31, 2025, net cash used in operating activities was $17.0 million, consisting primarily of a net loss of $24.7 million and an increase in net operating assets of $4.3 million, partially offset by non-cash charges of $12.1 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization activities resulted in an increase in inventory and accounts payable, partially offset by a decrease in accounts receivable, due to timing of cash receipts. Non-cash charges consisted primarily of stock-based compensation, depreciation, and reserves for excess and obsolete inventory.
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
Net Cash Used in by Investing Activities
During the three months ended March 31, 2025, net cash used in investing activities was $1.8 million, consisting of purchases of property and equipment. During the three months ended March 31, 2024, net cash used in investing activities was $1.9 million, consisting of purchases of property and equipment.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2025, net cash provided by financing activities was $1.3 million, consisting of proceeds from exercises of stock options. During the three months ended March 31, 2024, net cash provided by financing activities was $2.6 million, consisting of proceeds from exercises of stock options.
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
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in our Annual Report on Form 10-K dated February 28, 2024, or Annual Report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. There have been no material changes to our significant accounting policies during the three months ended March 31, 2025.
Recent Accounting Pronouncements
The information included in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks related to interest rate, credit, foreign currency exchange rates, and effects of inflation are described in Part II Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, of our 2024 Annual Report on Form 10-K. Our exposure to market risks has not changed materially since December 31, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. The risk factors set forth updates, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
As a result of new administration and associated policy changes or shifting proposals by the U.S. government, there may be greater restrictions and economic disincentives on international trade. For example, the U.S. government has pursued a new approach to trade policy, including renegotiating or terminating certain existing bilateral or multi-lateral trade agreements. Since February 2025, the U.S. government has enacted, and continues to enact, a series of new tariffs, including a tariff on all imports and additional “reciprocal” tariffs targeting imports from specified countries. These tariffs and other changes in U.S. trade policy have triggered, and could continue to trigger, retaliatory actions by affected countries, including retaliatory measures on U.S. goods and other protectionist measures that could limit our ability to offer our products and services outside of the U.S.
The tariff policy environment has been and can be expected to continue to be dynamic. The ultimate impact of these newly enacted and potential future tariffs or other restrictions on international trade will depend on various factors, including the ultimate levels of such tariffs, how long such tariffs remain in place, and how other countries respond to the U.S. tariffs. While we manufacture our robotic systems and handpieces in California, we source certain components from foreign suppliers, including a third-party manufacturer of ultrasound systems and probes located in China. In addition, our suppliers also import certain raw materials, components and other products from foreign suppliers. Therefore, increased tariffs or other trade restrictions could increase the cost of our products and the components and raw materials that go into making them. These conditions may also require us to take additional risk mitigation measures that could result in increased costs. These increased costs could adversely impact the gross margin that we earn on our products, potentially making our products less competitive and reducing consumer demand. In addition, some of our suppliers may experience disruption to their respective supply chains due to the broader impact of these tariffs, which could also negatively affect our cost of materials and timing of our production processes. As such, the increase of tariffs, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the United States economy, which in turn could have an adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 21, 2021)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on September 21, 2021)

10.1*#	Form of Performance Stock Unit Agreement under the 2021 Equity Incentive Plan

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________
*Filed herewith.
**    Furnished herewith.
#    Certain portions of this Exhibit have been omitted pursuant to Regulation S-K, Item (601)(b)(10).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 2, 2025

PROCEPT BIOROBOTICS CORPORATION
(Registrant)

/s/ Reza Zadno
Reza Zadno, Ph.D.
President and Chief Executive Officer
(principal executive officer)

/s/ Kevin Waters
Kevin Waters
EVP, Chief Financial Officer
(principal financial and accounting officer)