Form 10-Q
period 2025-06-30
PROCEPT BioRobotics Corp
filed 2025-08-07
CIK 1588978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The registrant had outstanding 55,635,941 shares of common stock as of July 31, 2025.

PROCEPT BioRobotics Corporation
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended June 30, 2025
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

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$302,717	$333,725
Accounts receivable, net	80,817	83,496
Inventory	67,032	56,168
Prepaid expenses and other current assets	7,501	8,453
Total current assets	458,067	481,842
Restricted cash, non-current	3,038	3,038
Property and equipment, net	28,602	26,709
Operating lease right-of-use assets, net	18,260	18,941
Intangible assets, net	795	932
Other assets	4,292	2,555
Total assets	$513,054	$534,017
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,783	$10,032
Accrued compensation	16,302	21,537
Deferred revenue	9,889	9,565
Operating lease, current	2,059	1,910
Loan facility liability	—	2,000
Other current liabilities	9,694	8,089
Total current liabilities	49,727	53,133
Long-term debt	51,524	51,472
Operating lease, non-current	25,784	26,868
Other liabilities	223	324
Total liabilities	127,258	131,797
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value;
Authorized shares: 10,000 at June 30, 2025 and December 31, 2024
Issued and outstanding shares: none at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value;
Authorized shares: 300,000 at June 30, 2025 and December 31, 2024
Issued and outstanding shares: 55,577 and 54,718 at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	976,240	948,091
Accumulated other comprehensive gain	(144)	114
Accumulated deficit	(590,300)	(545,985)
Total stockholders’ equity	385,796	402,220
Total liabilities and stockholders’ equity	$513,054	$534,017
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$79,182	$53,353	$148,344	$97,892
Cost of sales	27,436	21,871	52,437	41,376
Gross profit	51,746	31,482	95,907	56,516
Operating expenses:
Research and development	17,632	17,501	34,034	30,585
Selling, general and administrative	56,303	40,809	111,499	80,408
Total operating expenses	73,935	58,310	145,533	110,993
Loss from operations	(22,189)	(26,828)	(49,626)	(54,477)
Interest expense	(895)	(1,030)	(1,773)	(2,075)
Interest and other income, net	3,506	2,232	7,083	4,969
Net loss	$(19,578)	$(25,626)	$(44,316)	$(51,583)
Net loss per share, basic and diluted	$(0.35)	$(0.50)	$(0.80)	$(1.01)
Weighted-average common shares used to
compute net loss per share attributable to
common shareholders, basic and diluted	55,445	51,622	55,182	51,316
Other comprehensive loss:
Foreign currency translation adjustment	(367)	—	(258)	—
Unrealized gain on cash equivalents	—	(114)	—	(85)
Comprehensive loss	$(19,945)	$(25,740)	$(44,574)	$(51,668)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	54,718	$—	$948,091	$114	$(545,985)	$402,220
Issuance of common stock under stock plans	560	—	1,298	—	—	1,298
Stock-based compensation expense	—	—	10,267	—	—	10,267
Foreign currency translation adjustment	—	—	—	109	—	109
Net loss	—	—	—	—	(24,737)	(24,737)
Balance at March 31, 2025	55,278	—	959,656	223	(570,722)	389,157
Issuance of common stock under stock plans	299	—	4,377	—	—	4,377
Stock-based compensation expense	—	—	12,207	—	—	12,207
Foreign currency translation adjustment	—	—	—	(367)	—	(367)
Net loss	—	—	—	—	(19,578)	(19,578)
Balance at June 30, 2025	55,577	$—	$976,240	$(144)	$(590,300)	$385,796

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	50,771	$—	$735,240	$84	$(454,572)	$280,752
Issuance of common stock under stock plans	622	—	2,586	—	—	2,586
Stock-based compensation expense	—	—	6,637	—	—	6,637
Unrealized gain (loss) on cash equivalents	—	—	—	29	—	29
Net loss	—	—	—	—	(25,957)	(25,957)
Balance at March 31, 2024	51,393	$—	744,463	113	(480,529)	264,047
Issuance of common stock under stock plans	507	—	5,296	—	—	5,296
Stock-based compensation expense	—	—	8,176	—	—	8,176
Unrealized gain (loss) on cash equivalents	—	—	—	(114)	—	(114)
Net loss	—	—	—	—	(25,626)	(25,626)
Balance at June 30, 2024	51,900	$—	$757,935	$(1)	$(506,155)	$251,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(44,316)	$(51,583)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,063	2,453
Stock-based compensation expense	22,271	14,242
Change in fair value of derivative liability	—	56
Non-cash lease adjustment	(254)	(191)
Inventory write-down	490	905
Provision for credit losses	900	—
(Gain) loss on foreign currency transactions	(348)	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,223	(10,541)
Inventory	(11,068)	(4,280)
Prepaid expenses and other current assets	1,089	110
Other assets	(1,165)	(174)
Accounts payable	1,504	(1,967)
Accrued compensation	(5,248)	(2,003)
Accrued interest expense	52	66
Loan facility liability	(2,000)	—
Deferred revenue	223	858
Reimbursements for leasehold improvements from operating leases	—	2,596
Other liabilities	1,561	1,431
Net cash used in operating activities	(32,023)	(48,022)
Cash flows from investing activities:
Purchases of property and equipment	(4,638)	(2,989)
Net cash used in investing activities	(4,638)	(2,989)
Cash flows from financing activities:
Proceeds from issuance of common stock from the exercise of stock options	2,171	5,759
Proceeds from issuance of common stock under employee stock purchase plan	3,505	2,123
Net cash provided by financing activities	5,676	7,882
Effect of exchange rates on cash, cash equivalents and restricted cash	(23)	—
Net decrease in cash, cash equivalents and restricted cash	(31,008)	(43,129)
Cash, cash equivalents and restricted cash
Beginning of the period	336,763	260,260
End of the period	$305,755	$217,131
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$302,717	$214,093
Restricted cash	3,038	3,038
Cash, cash equivalents and restricted cash in balance sheets	$305,755	$217,131
Supplemental cash flow information
Interest paid	$1,754	$2,035
Non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$613	$81
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

Unaudited Interim Financial Statements
The accompanying balance sheet as of June 30, 2025, the statements of operations and comprehensive loss and cash flows for the three and six months ended June 30, 2025 and 2024, and the statements of stockholders’ equity as of June 30, 2025 and 2024, are unaudited. The financial data and other information disclosed in these notes to the financial statements related to June 30, 2025, and the three and six months ended June 30, 2025 and 2024, are also unaudited. The accompanying balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of June 30, 2025, and the results of its operations and cash flows for the three and six months ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, or for any other interim period or for any future year and should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report.
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

Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for all public entities for fiscal years beginning after December 15, 2024. The ASU should be applied either prospectively or retrospectively. The Company plans to adopt the ASU and related updates in the year ending December 31, 2025. The adoption of this ASU is not expected to have a material impact on its financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASUs require public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact this ASU will have on its financial statement disclosures.

3.    Fair Value Measurements
The following is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$13,031	$—	$—	$13,031	$10,961	$—	$—	$10,961
Cash equivalents	289,686	—	—	289,686	322,764	—	—	322,764
Total cash and cash equivalents	$302,717	$—	$—	$302,717	$333,725	$—	$—	$333,725
Cash equivalents consist primarily of money market deposit funds.
The carrying value of the Company’s long-term debt approximates fair value as the debt bears interest at variable SOFR rates at June 30, 2025 and 2024, which is observable at commonly quoted intervals for the full term of the loan, and therefore, is considered a Level 2 item in the fair value hierarchy.

4.    Balance Sheet Components
Allowance for credit losses (in thousands):

	June 30,	December 31,
	2025	2024
Beginning balance	$840	$—
Net changes during the period	900	840
Ending balance	$1,740	$840

Inventory (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$17,080	$18,189
Work-in-process	12,960	11,452
Finished goods	36,992	26,527
Total inventory	$67,032	$56,168
Property and equipment, net, (in thousands):

	June 30,	December 31,
	2025	2024
Manufacturing and computer equipment, and furniture and fixtures	$21,265	$19,683
Laboratory equipment	3,162	1,509
Rental equipment	458	597
Leasehold improvements	12,488	12,488
Construction in progress	1,876	262
Total property and equipment	39,249	34,539
Less: accumulated depreciation and amortization	(10,647)	(7,830)
Total property and equipment, net	$28,602	$26,709

Deferred commission costs, (in thousands):

	June 30,	December 31,
	2025	2024
Reported as:
Prepaid expenses and other current assets	$411	$357
Other assets	$824	$840

5.    Long-Term Debt
Term Loan Facility
In October 2022, the Company entered into a loan and security agreement (as amended, “the Agreement”) with Canadian Imperial Bank of Commerce, or CIBC. The Agreement provides for a senior secured term loan facility in the aggregate principal amount of $52.0 million (the "Term Loan Facility") which was borrowed in full.
The Term Loan Facility is scheduled to mature on the fifth anniversary of the closing date (the “Maturity Date”). The Company has the option to prepay the Term Loan Facility without any prepayment charge or fee.
The loan borrowed under the Term Loan Facility bears interest at an annual rate equal to the secured overnight financing rate or SOFR (calculated based on an adjustment of .10%, .15% and .25%, respectively, for one-month, three-month or six-month term SOFR as of a specified date, subject to a floor of 1.5%) plus an applicable margin of 2.25%. The weighted-average interest rate for the periods ending June 30, 2025 and 2024 were 6.6%, and 7.7%, respectively.
The obligations under the Loan Agreement are secured by substantially all of the Company's assets, including its intellectual property and by a pledge all of the Company's equity interests in its U.S. subsidiaries and 65% of the Company's equity interests in its non-U.S. subsidiaries that are directly owned by the Company.
In August 2025, the Company entered into a second amendment to the Agreement (the “Second Amendment”), which, among other things, modified the repayment terms such that the entire principal amount outstanding is now due on the Maturity Date, replacing the prior repayment schedule of interest-only payments followed by monthly principal amortization payments. Additionally, the Second Amendment modified the Company’s minimum cash holdings requirement at CIBC as follows: (a) if the Company’s cash and cash equivalents is less than $50.0 million, then the Company is required to maintain 100% of its cash and cash equivalents at CIBC; or (b) if the Company’s cash and cash equivalents is greater than or equal to $50.0 million, then the Company is required to maintain the greater of $50.0 million or 50% of its cash and cash equivalents at CIBC, with amounts exceeding $50.0 million permitted to be held outside of CIBC in collateral accounts managed by CIBC. See Note 13 for additional details.
Under the Loan Agreement, if the Company maintains less than $100.0 million in available cash, then the Company is required to meet either one of two financial covenants: a minimum unrestricted cash covenant or a minimum revenue and growth covenant. If the Company maintains at least $100.0 million in available cash, then it is not required to meet such financial covenants. As of June 30, 2025, the Company was in compliance with all debt covenants.
Future minimum annual debt repayments are as follows (in thousands):

Fiscal Year	Amount
2026	—
2027	52,000
Total minimum payments	52,000
Less: amount representing unamortized debt discount	(476)
Present value of future payments	$51,524

Loan Facility Liability
In connection with the Company’s previous loan facility, the Company is obligated to pay a fee upon the earlier occurrence of a defined liquidity event, including but not limited to, a merger or sale of our assets or voting stock, or achieving a $200.0 million trailing 12 months revenue target, in each case, by September 2029. At December 31, 2024, the Company achieved the 12 months revenue target. As a result, the loan facility liability became due and will no longer be revalued. During the period ended June 30, 2025, the outstanding balance was paid in full.

6.    Leases
Facility Lease
In December 2021, the Company entered into a lease for two existing buildings, comprising approximately 158,221 square feet of space, located in San Jose, California. The lease commenced in July 2022, and will continue for 122 months following thereafter, with two five year options to extend the term of the lease.
Rent expense recognized under the lease, including additional rent charges for utilities, parking, maintenance, and real estate taxes, was $1.5 million and $1.8 million for the three months ended June 30, 2025 and 2024, and $3.1 million and $3.4 million for the six months ended June 30, 2025 and 2024.
Future minimum annual operating lease are as follows (in thousands):

As of June 30, 2025	Amount
2025	$2,148
2026	4,426
2027	4,808
2028	4,952
2029	5,101
Thereafter	17,197
Total minimum payments	38,632
Less: amount representing interest/unamortized debt discount	(10,789)
Present value of future payments	27,843
Less: current portion	(2,059)
Non-current portion	$25,784
,
As of June 30, 2025 and December 31, 2024, the Company’s security deposit is in the form of, and recorded as, restricted cash.
Lessor Information for Robotic Systems
Contractual maturities of gross lease receivables as of June 30, 2025 are as follows (in thousands):

Fiscal Year	Amount
2025	$343
2026	931
2027	809
2028	809
2029 and thereafter	1,053
Total	$3,945

	June 30,	December 31,
	2025	2024
Gross receivables	$3,945	$2,097
Unearned interest income	(790)	(426)
Net investment in sales-type leases	$3,155	$1,671
The components of income from sales-type leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales-type lease revenue	$1,213	$—	$1,213	$—
Interest income	$38	$8	$76	$16
Leases receivable relating to sales-type lease arrangements are presented on the Company’s consolidated balance sheets as follows (in thousands):

	June 30,	December 31,
	2025	2024
Reported as:
Accounts receivable	$400	$157
Other assets	2,755	1,514
Net investment in sales-type leases	$3,155	$1,671

7.    Stock-Based Compensation
Total stock-based compensation recognized, before taxes, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$2,229	$1,686	$4,416	$2,998
Research and development	3,000	2,088	5,526	3,300
Sales, general and administrative	8,070	5,149	14,638	9,728
Stock-based compensation capitalized in inventory	(1,136)	(937)	(2,309)	(1,784)
Total stock-based compensation	$12,163	$7,986	$22,271	$14,242
Stock Options
The Company had 8.7 million shares available for grant as of June 30, 2025 under the 2021 Equity Incentive Award Plan, or 2021 Plan.
A summary of the Company’s stock option activity and related information are as follows (options in thousands):

	Six Months Ended
	June 30, 2025
	Number of Shares	Weighted-Average Exercise Price
Outstanding, beginning of period	3,795	$11.56
Granted	149	60.23
Exercised	(300)	7.22
Forfeited	(24)	33.68
Outstanding, end of period	3,620	13.80
Vested and expected to vest	3,620	13.80
Exercisable	3,216	9.52
As of June 30, 2025 and December 31, 2024, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $154.8 million and $239.7 million, respectively, and the aggregate pre-tax intrinsic value of options outstanding were $159.2 million and $261.7 million, respectively. The aggregate pre-tax intrinsic value of options exercised was $16.5 million and $34.7 million during the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, there was a total of $10.4 million of unrecognized stock-based compensation expense related to stock options.
The fair value of the options granted to employees or directors was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected life (years)	5.8	5.6	6.0	6.0
Expected volatility	56%	57%	57%	57%
Risk-free interest rate	4.1%	4.4%	4.0%	4.1%
Expected dividend rate	—%	—%	—%	—%
Weighted-average fair value	$33.46	$35.57	$34.48	$28.28

Restricted Stock Units
A summary of the Company’s restricted stock unit, or RSU, activity and related information are as follows (RSUs in thousands):

	Six Months Ended
	June 30, 2025
	Number of Shares	Weighted-Average Fair Value
Unvested, beginning of period	1,894	$45.36
Awarded	809	60.56
Forfeited	(160)	46.40
Vested	(485)	42.69
Unvested, end of period	2,058	51.88
As of June 30, 2025, there was a total of $93.6 million of unrecognized stock-based compensation expense related to RSUs.
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

During the six months ended June 30, 2025, the Company awarded PSU shares with both a performance and service condition.

A summary of the Company’s PSU activity and related information are as follows (PSUs in thousands):

	Six Months Ended
	June 30, 2025
	Number of Shares	Weighted-Average Fair Value
Unvested, beginning of period	81	$73.20
Awarded	56	60.60
Forfeited	(4)	73.20
Vested	—	—
Unvested, end of period	133	67.88
As of June 30, 2025, total unrecognized stock-based compensation related to unvested PSUs was $6.0 million.

Employee Stock Purchase Plan
As of June 30, 2025, there was approximately $2.9 million of unrecognized cost related to the Employee Stock Purchase Plan, or ESPP. This cost is expected to be recognized over a weighted average period of 0.7 years. As of June 30, 2025, a total of 1.9 million shares were available for issuance under the ESPP.
The fair value of the options granted to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Six Months Ended June 30,
	2025	2024
Expected life (years)	0.8	0.8
Expected volatility	59%	53%
Risk-free interest rate	4.2%	5.3%
Expected dividend rate	—%	—%
Weighted-average fair value	$23.52	$22.09

8.    Net Loss Per Share
Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(19,578)	$(25,626)	$(44,316)	$(51,583)
Weighted-average common stock outstanding	55,445	51,622	55,182	51,316
Net loss per share, basic and diluted	$(0.35)	$(0.50)	$(0.80)	$(1.01)
The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	June 30,
	2025	2024
Stock options	3,620	4,531
Restricted and performance stock units	2,191	2,083
Employee stock purchase plan	154	54
Total	5,965	6,668

9.    Revenue
The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S.
System sales and rentals	$22,082	$17,819	$40,769	$32,055
Handpieces and other consumables	43,130	27,260	81,141	50,878
Service	4,373	2,589	7,968	4,936
Total U.S. revenue	69,585	47,668	129,878	87,869
Outside of U.S.
System sales and rentals	2,945	3,078	6,798	4,818
Handpieces and other consumables	6,002	2,271	10,479	4,614
Service	650	336	1,189	591
Total outside of U.S. revenue	9,597	5,685	18,466	10,023
Total revenue	$79,182	$53,353	$148,344	$97,892

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
No customers accounted for more than 10% of revenue during the six months ended June 30, 2025 and 2024.
No customer accounted for more than 10% of accounts receivable at June 30, 2025 and December 31, 2024.
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	88%	89%	88%	90%
Outside the United States	12%	11%	12%	10%
No individual country outside the United States accounted for more than 10% of the Company’s revenue for the periods presented.
11.    Commitments and Contingencies
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any material claims or been required to defend any action related to its indemnification obligations. As of June 30, 2025 and December 31, 2024, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
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

12.    Defined Contribution Plan
The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Employer contributions were $0.9 million and $0.7 million for the three months ended June 30, 2025 and 2024, and $1.7 million and $1.3 million for the six months ended June 30, 2025 and 2024.
13.    Subsequent Events
Income Taxes
In July 2025, new federal tax legislation was enacted, introducing significant changes to U.S. income tax law, including provisions affecting the deductibility and capitalization of research and development expenditures, as well as changes to various international tax rules. The Company is currently assessing the potential impact of the new legislation, including implications for deferred tax assets and related disclosures. Based on management’s preliminary assessment, no material impact is expected due to the Company’s full valuation allowance applied on its deferred tax assets and liabilities.
Term Loan Facility
In August 2025, the Company entered into the Second Amendment to the Loan and Security Agreement, or the Second Amendment. The Second Amendment primarily relates to changes requirements to minimum cash balances to be held at CIBC, and changes the repayment terms of the principal payments such that the entire principal amount outstanding is now due on the Maturity Date.

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
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System and HYDROS Robotic System, which are advanced, image-guided, surgical robotic systems for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. Each of our robotic systems employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We designed our robotic systems to enable consistent and reproducible BPH surgery outcomes. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that is independent of prostate size and shape, and delivers resection independent of surgeon experience. We have developed a significant and growing body of clinical evidence, which includes nine clinical studies and over 150 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of June 30, 2025, we had an install base of 762 AquaBeam Robotic Systems and HYDROS Robotic Systems globally, including 595 in the United States.
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
We generated revenue of $148.3 million and incurred a net loss of $44.3 million for the six months ended June 30, 2025, compared to revenue of $97.9 million and a net loss of $51.6 million for the six months ended June 30, 2024. As of June 30, 2025, we had cash and cash equivalents of $302.7 million and an accumulated deficit of $590.3 million.

Factors Affecting Our Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. While these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information. These factors include:
•Grow our install base of robotic systems: As of June 30, 2025, we had an install base of 762 robotic systems globally, including 595 in the United States. In the United States, we are initially focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We target approximately 2,700 hospitals that perform resective BPH procedures in the United States. To penetrate these hospitals, we expect to continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. As we increase our install base of robotic systems, we expect our revenue to increase as a result of the system sale and resulting utilization.
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
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	88%	89%	88%	90%
Outside the United States	12%	11%	12%	10%
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
Interest and Other Income, Net
Interest and other income, net, consists primarily of interest income from our cash and cash equivalents balances.
Results of Operations
The following tables show our results of operations for the periods indicated:

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Revenue	$79,182	$53,353	$25,829	48%
Cost of sales	27,436	21,871	5,565	25
Gross profit	51,746	31,482	20,264	64
Gross margin	65%	59%

Operating expenses:
Research and development	17,632	17,501	131	1
Selling, general and administrative	56,303	40,809	15,494	38
Total operating expenses	73,935	58,310	15,625	27
Loss from operations	(22,189)	(26,828)	4,639	17
Interest expense	(895)	(1,030)	135	13
Interest and other income, net	3,506	2,232	1,274	57
Net loss	$(19,578)	$(25,626)	$6,048	24

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Revenue	$148,344	$97,892	$50,452	52%
Cost of sales	52,437	41,376	11,061	27
Gross profit	95,907	56,516	39,391	70
Gross margin	65%	58%

Operating expenses:
Research and development	34,034	30,585	3,449	11
Selling, general and administrative	111,499	80,408	31,091	39
Total operating expenses	145,533	110,993	34,540	31
Loss from operations	(49,626)	(54,477)	4,851	9
Interest expense	(1,773)	(2,075)	302	15
Interest and other income, net	7,083	4,969	2,114	43
Net loss	$(44,316)	$(51,583)	$7,267	14

Comparison of Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
System sales and rentals	$25,027	$20,897	$4,130	20%
Handpieces and other consumables	49,132	29,531	19,601	66
Service	5,023	2,925	2,098	72
Total revenue	$79,182	$53,353	$25,829	48

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
System sales and rentals	$47,567	$36,873	$10,694	29%
Handpieces and other consumables	91,620	55,492	36,128	65
Service	9,157	5,527	3,630	66
Total revenue	$148,344	$97,892	$50,452	52

Revenue increased $25.8 million, or 48%, to $79.2 million during the three months ended June 30, 2025, compared to $53.4 million during the three months ended June 30, 2024, and increased $50.5 million, or 52%, to $148.3 million during the six months ended June 30, 2025, compared to $97.9 million during the six months ended June 30, 2024. The growth in revenue was primarily attributable to $69.6 million and $129.9 million in revenue derived from the United States for the three and six months ended June 30, 2025, respectively. The increase was due to higher sales volumes of system sales, handpieces, other consumables, and service contracts.
Cost of Sales and Gross Margin
Cost of sales increased $5.6 million, or 25%, to $27.4 million during the three months ended June 30, 2025, compared to $21.9 million during the three months ended June 30, 2024, and increased $11.1 million, or 27%, to $52.4 million during the six months ended June 30, 2025, compared to $41.4 million for the six months ended June 30, 2024. The increase in cost of sales was primarily attributable to the growth in the number of units sold.
Gross margin increased to 65% during the three months ended June 30, 2025, compared to 59% for the three months ended June 30, 2024, and increased to 65% during the six months ended June 30, 2025, compared to 58% during the six months ended June 30, 2024. The increase in gross margin was primarily attributable to the growth in unit sales, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units, and to a lesser extent, an increase in average selling prices on both our system sales and handpieces.
Research and Development Expenses
R&D expenses increased $0.1 million, or 1%, to $17.6 million during the three months ended June 30, 2025, compared to $17.5 million during the three months ended June 30, 2024, and increased $3.4 million, or 11%, to $34.0 million during the six months ended June 30, 2025, compared to $30.6 million for the six months ended June 30, 2024. The increase in R&D expenses was primarily due to employee-related expenses of our R&D organization such as salaries and wages and stock-based compensation. These expenses support ongoing product improvements and the development of additional and next generation technologies.
Selling, General and Administrative Expenses
SG&A expenses increased $15.5 million, or 38%, to $56.3 million during the three months ended June 30, 2025, compared to $40.8 million during the three months ended June 30, 2024, and increased $31.1 million, or 39%, to $111.5 million during the six months ended June 30, 2025, compared to $80.4 million for the six months ended June 30, 2024. The increase in SG&A expenses was primarily due to employee-related expenses of our sales and marketing organization such as salaries and wages and stock-based compensation expense, primarily to expand the commercial organization, and employee-related expenses of our administrative organization such as salaries and wages and stock-based compensation expense, to drive and support our growth in revenue.
Interest Expense
Interest expense decreased approximately $0.1 million, or 13%, to $0.9 million during the three months ended June 30, 2025, compared to $1.0 million during the three months ended June 30, 2024, and decreased $0.3 million, or 15%, to $1.8 million during the six months ended June 30, 2025, compared to $2.1 million during the six months ended June 30, 2024. The decrease in interest expense was primarily due to a decrease in the interest rate as compared to the prior period.
Interest and Other Income, Net
Interest and other income, net, increased $1.3 million for the three months ended June 30, 2025, and increased $2.1 million during the six months ended June 30, 2025. The increase was primarily due to an increase in interest income, which was due to our increased cash balances
Liquidity and Capital Resources
Overview
As of June 30, 2025, we had cash and cash equivalents of $302.7 million, an accumulated deficit of $590.3 million, and $52.0 million outstanding on our loan facility. We expect our expenses will increase for the foreseeable future, as we continue to make substantial investments in sales and marketing, operations and research and development. Our future funding requirements will depend on many factors, including:
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
Indebtedness
In October 2022, we entered into a loan and security agreement with Canadian Imperial Bank of Commerce. The agreement provides for a senior secured term loan facility in the aggregate principal amount of $52.0 million (the “Term Loan Facility”), which was borrowed in full.
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
In August 2025, the Company entered into a second amendment to the loan and security agreement (the “Second Amendment”), which, among other things, modified the repayment terms such that the entire principal amount outstanding is now due on the Maturity Date, replacing the prior repayment schedule of interest-only payments followed by monthly principal amortization payments. After giving effect to the Second Amendment, we are obligated to maintain in collateral accounts held at the lender (a) if the Company’s cash and cash equivalents is less than $50.0 million, 100% of its cash and cash equivalents; or (b) if the Company’s cash and cash equivalents is greater than or equal to $50.0 million, the greater of (i) $50.0 million or (ii) 50% of its cash and cash equivalents, with amounts exceeding $50.0 million permitted to be held outside of the lender in collateral accounts managed by the lender.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(32,023)	$(48,022)
Investing activities	(4,638)	(2,989)
Financing activities	5,676	7,882
Effect of exchange rates on cash, cash equivalents and restricted cash	(23)	—
Net decrease in cash, cash equivalents and restricted cash	$(31,008)	$(43,129)
Net Cash Used in Operating Activities
During the six months ended June 30, 2025, net cash used in operating activities was $32.0 million, consisting primarily of a net loss of $44.3 million and an increase in net operating assets of $13.8 million, partially offset by non-cash charges of $26.1 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization activities resulted in an increase in inventory and accounts payable, partially offset by a decrease in accounts receivable, due to timing of cash receipts. Non-cash charges consisted primarily of stock-based compensation, depreciation, and provision for credit losses.
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
Net Cash Used in by Investing Activities
During the six months ended June 30, 2025, net cash used in investing activities was $4.6 million, consisting of purchases of property and equipment. During the six months ended June 30, 2024, net cash used in investing activities was $3.0 million, consisting of purchases of property and equipment.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2025, net cash provided by financing activities was $5.7 million, consisting of proceeds from exercises of stock options and proceeds from the issuance of common stock under the ESPP. During the six months ended June 30, 2024, net cash provided by financing activities was $7.9 million, consisting of proceeds from exercises of stock options and proceeds from the issuance of common stock under the ESPP.
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
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in our Annual Report on Form 10-K dated February 28, 2024, or Annual Report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. There have been no material changes to our significant accounting policies during the three months ended June 30, 2025.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed with the SEC on May 2, 2025. The risks and uncertainties disclosed in such prior reports and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price.
During the three months ended June 30, 2025, there were no material changes to our previously disclosed risk factors.
Besides risk factors disclosed in the Annual Report, our Quarterly Report for the quarterly period ended March 31, 2025, and this Quarterly Report, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations. These risk factors may be important to understanding other statements in this Quarterly Report and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. Because of such risk factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 4, 2025, the Company determined to eliminate the position of Chief Commercial Officer and intends to separate the roles into two new leadership positions: Senior Vice President of Sales and Senior Vice President of

Marketing, both reporting directly to the Chief Executive Officer. Hisham Shiblaq will separate from the Company effective September 1, 2025.
During the quarter ended June 30, 2025, no director or officer of the Company informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), except as follows:
On June 3, 2025, Reza Zadno, the Company’s Chief Executive Officer, adopted a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Zadno Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s common stock and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act stock. The Zadno Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions. The Zadno Rule 10b5-1 Plan provides for the potential sale of up to 76,978 shares of the Company’s common stock during various specified trading periods through December 17, 2025.
On June 3, 2025, Alaleh Nouri, the Company’s Chief Legal Officer, terminated a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “2024 Nouri Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s common stock. The 2024 Nouri Rule 10b5-1 Plan was terminated during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 2024 Nouri Rule 10b5-1 Plan provided for the potential sale of up to 56,185 shares of the Company’s common stock during various specified trading periods through December 31, 2025.
On June 4, 2025, Alaleh Nouri adopted a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “2025 Nouri Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s common stock and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act stock. The 2025 Nouri Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions. The 2025 Nouri Rule 10b5-1 Plan provides for the potential sale of up to a maximum of 70,836 shares of the Company’s common stock during various specified trading periods through September 7, 2026.

Item 6. Exhibits
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 21, 2021)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on September 21, 2021)

10.1*	Second Amendment to Loan and Security Agreement, by and between Canadian Imperial Bank of Commerce and the Registrant, dated as of August 6, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________
*Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 7, 2025

PROCEPT BIOROBOTICS CORPORATION
(Registrant)

/s/ Reza Zadno
Reza Zadno, Ph.D.
President and Chief Executive Officer
(principal executive officer)

/s/ Kevin Waters
Kevin Waters
EVP, Chief Financial Officer
(principal financial and accounting officer)