Form 10-Q
period 2025-09-30
PROCEPT BioRobotics Corp
filed 2025-11-05
CIK 1588978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The registrant had outstanding 55,878,589 shares of common stock as of October 29, 2025.

PROCEPT BioRobotics Corporation
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended September 30, 2025
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

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$294,281	$333,725
Accounts receivable, net	84,504	83,496
Inventory	66,715	56,168
Prepaid expenses and other current assets	9,252	8,453
Total current assets	454,752	481,842
Restricted cash, non-current	3,038	3,038
Property and equipment, net	30,022	26,709
Operating lease right-of-use assets, net	17,904	18,941
Intangible assets, net	727	932
Other assets	5,098	2,555
Total assets	$511,541	$534,017
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,118	$10,032
Accrued compensation	21,797	21,537
Deferred revenue	10,665	9,565
Operating lease, current	2,135	1,910
Loan facility liability	—	2,000
Other current liabilities	8,183	8,089
Total current liabilities	53,898	53,133
Long-term debt	51,566	51,472
Operating lease, non-current	25,225	26,868
Other liabilities	576	324
Total liabilities	131,265	131,797
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value;
Authorized shares: 10,000 at September 30, 2025 and December 31, 2024
Issued and outstanding shares: none at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value;
Authorized shares: 300,000 at September 30, 2025 and December 31, 2024
Issued and outstanding shares: 55,870 and 54,718 at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	991,945	948,091
Accumulated other comprehensive gain	42	114
Accumulated deficit	(611,711)	(545,985)
Total stockholders’ equity	380,276	402,220
Total liabilities and stockholders’ equity	$511,541	$534,017
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$83,327	$58,370	$231,671	$156,262
Cost of sales	29,321	21,459	81,758	62,835
Gross profit	54,006	36,911	149,913	93,427
Operating expenses:
Research and development	18,187	16,647	52,221	47,232
Selling, general and administrative	59,011	42,691	170,510	123,099
Total operating expenses	77,198	59,338	222,731	170,331
Loss from operations	(23,192)	(22,427)	(72,818)	(76,904)
Interest expense	(919)	(1,140)	(2,692)	(3,215)
Interest and other income, net	2,700	2,593	9,783	7,562
Net loss	$(21,411)	$(20,974)	$(65,727)	$(72,557)
Net loss per share, basic and diluted	$(0.38)	$(0.40)	$(1.19)	$(1.41)
Weighted-average common shares used to
compute net loss per share attributable to
common shareholders, basic and diluted	55,727	52,011	55,366	51,550
Other comprehensive loss:
Foreign currency translation adjustment	186	—	(72)	—
Unrealized gain on cash equivalents	—	(17)	—	(102)
Comprehensive loss	$(21,225)	$(20,991)	$(65,799)	$(72,659)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	54,718	$—	$948,091	$114	$(545,985)	$402,220
Issuance of common stock under stock plans	560	—	1,298	—	—	1,298
Stock-based compensation expense	—	—	10,267	—	—	10,267
Foreign currency translation adjustment	—	—	—	109	—	109
Net loss	—	—	—	—	(24,737)	(24,737)
Balance at March 31, 2025	55,278	—	959,656	223	(570,722)	389,157
Issuance of common stock under stock plans	299	—	4,377	—	—	4,377
Stock-based compensation expense	—	—	12,207	—	—	12,207
Foreign currency translation adjustment	—	—	—	(367)	—	(367)
Net loss	—	—	—	—	(19,578)	(19,578)
Balance at June 30, 2025	55,577	—	976,240	(144)	(590,300)	385,796
Issuance of common stock under stock plans	293	—	1,078	—	—	1,078
Stock-based compensation expense	—	—	14,627	—	—	14,627
Foreign currency translation adjustment	—	—	—	186	—	186
Net loss	—	—	—	—	(21,411)	(21,411)
Balance at September 30, 2025	55,870	$—	$991,945	$42	$(611,711)	$380,276

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	50,771	$—	$735,240	$84	$(454,572)	$280,752
Issuance of common stock under stock plans	622	—	2,586	—	—	2,586
Stock-based compensation expense	—	—	6,637	—	—	6,637
Unrealized gain (loss) on cash equivalents	—	—	—	29	—	29
Net loss	—	—	—	—	(25,957)	(25,957)
Balance at March 31, 2024	51,393	—	744,463	113	(480,529)	264,047
Issuance of common stock under stock plans	507	—	5,296	—	—	5,296
Stock-based compensation expense	—	—	8,176	—	—	8,176
Unrealized gain (loss) on cash equivalents	—	—	—	(114)	—	(114)
Net loss	—	—	—	—	(25,626)	(25,626)
Balance at June 30, 2024	51,900	—	757,935	(1)	(506,155)	251,779
Issuance of common stock under stock plans	246	—	1,715	—	—	1,715
Stock-based compensation expense	—	—	8,715	—	—	8,715
Unrealized gain (loss) on cash equivalents	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(20,974)	(20,974)
Balance at September 30, 2024	52,146	$—	$768,365	$(18)	$(527,129)	$241,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(65,727)	$(72,557)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,681	3,781
Stock-based compensation expense	36,761	22,755
Change in fair value of derivative liability	—	114
Non-cash lease adjustment	(381)	(287)
Inventory write-down	566	1,281
Provision for credit losses	1,426	456
(Gain) loss on foreign currency transactions	(121)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,128)	(21,128)
Inventory	(10,500)	(11,438)
Prepaid expenses and other current assets	(671)	(1,210)
Other assets	(1,973)	(334)
Accounts payable	715	3,227
Accrued compensation	207	1,949
Accrued interest expense	94	100
Loan facility liability	(2,000)	—
Deferred revenue	1,352	2,295
Reimbursements for leasehold improvements from operating leases	—	2,596
Other liabilities	41	1,578
Net cash used in operating activities	(38,658)	(66,822)
Cash flows from investing activities:
Purchases of property and equipment	(7,506)	(3,235)
Net cash used in investing activities	(7,506)	(3,235)
Cash flows from financing activities:
Proceeds from issuance of common stock from the exercise of stock options	3,249	7,474
Proceeds from issuance of common stock under employee stock purchase plan	3,504	2,123
Net cash provided by financing activities	6,753	9,597
Effect of exchange rates on cash, cash equivalents and restricted cash	(33)	—
Net decrease in cash, cash equivalents and restricted cash	(39,444)	(60,460)
Cash, cash equivalents and restricted cash
Beginning of the period	336,763	260,260
End of the period	$297,319	$199,800
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$294,281	$196,762
Restricted cash	3,038	3,038
Cash, cash equivalents and restricted cash in balance sheets	$297,319	$199,800
Supplemental cash flow information
Interest paid	$2,632	$3,046
Non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$714	$25
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    Organization
Description of Business
PROCEPT BioRobotics Corporation, or the Company, was incorporated in the state of California in 2007 and its headquarters are located in San Jose, California. In April 2021, the Company re-incorporated in the state of Delaware. The Company received U.S. Food and Drug Administration clearance in December 2017 to market its AquaBeam® Robotic System, an automated surgical robot providing tissue removal for the treatment of benign prostatic hyperplasia, a prostate gland enlargement condition. On August 20, 2024, the Company received 510(k) clearance from the FDA for its next generation robot system, HYDROS® Robotic System.

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

Unaudited Interim Financial Statements
The accompanying balance sheet as of September 30, 2025, the statements of operations and comprehensive loss and cash flows for the three and nine months ended September 30, 2025 and 2024, and the statements of stockholders’ equity as of September 30, 2025 and 2024, are unaudited. The financial data and other information disclosed in these notes to the financial statements related to September 30, 2025, and the three and nine months ended September 30, 2025 and 2024, are also unaudited. The accompanying balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of September 30, 2025, and the results of its operations and cash flows for the three and nine months ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, or for any other interim period or for any future year and should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report.
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
9

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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. The adoption of this ASU is not expected to have a material impact to the Company’s financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removes all references to prescriptive and sequential software development stages (referred to as “project stages”) and requires companies to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to complete recognition threshold”). ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, an interim reporting periods within those annual reporting periods. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact to the Company’s financial statements.

3.    Fair Value Measurements
The following is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$7,059	$—	$—	$7,059	$10,961	$—	$—	$10,961
Cash equivalents	287,222	—	—	287,222	322,764	—	—	322,764
Total cash and cash equivalents	$294,281	$—	$—	$294,281	$333,725	$—	$—	$333,725
Cash equivalents consist primarily of money market deposit funds.
The carrying value of the Company’s long-term debt approximates fair value as the debt bears interest at variable SOFR rates at September 30, 2025 and 2024, which is observable at commonly quoted intervals for the full term of the loan, and therefore, is considered a Level 2 item in the fair value hierarchy.

4.    Balance Sheet Components
Allowance for credit losses (in thousands):

	September 30,	December 31,
	2025	2024
Beginning balance	$840	$—
Net changes during the period	1,426	840
Ending balance	$2,266	$840

Inventory (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$18,388	$18,189
Work-in-process	12,814	11,452
Finished goods	35,513	26,527
Total inventory	$66,715	$56,168
Property and equipment, net, (in thousands):

	September 30,	December 31,
	2025	2024
Manufacturing and computer equipment, and furniture and fixtures	$21,470	$19,683
Laboratory equipment	3,528	1,509
Rental equipment	459	597
Leasehold improvements	13,024	12,488
Construction in progress	3,738	262
Total property and equipment	42,219	34,539
Less: accumulated depreciation and amortization	(12,197)	(7,830)
Total property and equipment, net	$30,022	$26,709

Deferred commission costs, (in thousands):

	September 30,	December 31,
	2025	2024
Reported as:
Prepaid expenses and other current assets	$544	$357
Other assets	$1,224	$840

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

The loan borrowed under the Term Loan Facility bears interest at an annual rate equal to the secured overnight financing rate or SOFR (calculated based on an adjustment of .10%, .15% and .25%, respectively, for one-month, three-month or six-month term SOFR as of a specified date, subject to a floor of 1.5%) plus an applicable margin of 2.25%. The weighted-average interest rate for the periods ending September 30, 2025 and 2024 were 6.7%, and 7.7%, respectively.
The obligations under the Agreement are secured by substantially all of the Company's assets, including its intellectual property and by a pledge all of the Company's equity interests in its U.S. subsidiaries and 65% of the Company's equity interests in its non-U.S. subsidiaries that are directly owned by the Company.
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
Under the Loan Agreement, if the Company maintains less than $100.0 million in available cash, then the Company is required to meet either one of two financial covenants: a minimum unrestricted cash covenant or a minimum revenue and growth covenant. If the Company maintains at least $100.0 million in available cash, then it is not required to meet such financial covenants. As of September 30, 2025, the Company was in compliance with all debt covenants.
Future minimum annual debt repayments are as follows (in thousands):

Fiscal Year	Amount
2026	—
2027	52,000
Total minimum payments	52,000
Less: amount representing unamortized debt discount	(434)
Present value of future payments	$51,566

Loan Facility Liability
In connection with the Company’s previous loan facility, the Company is obligated to pay a fee upon the earlier occurrence of a defined liquidity event, including but not limited to, a merger or sale of our assets or voting stock, or achieving a $200.0 million trailing 12 months revenue target, in each case, by September 2029. At December 31, 2024, the Company achieved the 12 months revenue target. As a result, the loan facility liability became due and will no longer be revalued. The outstanding balance was paid in full during the second fiscal quarter of 2025.

6.    Leases
Facility Lease
In December 2021, the Company entered into a lease for two existing buildings, comprising approximately 158,221 square feet of space, located in San Jose, California. The lease commenced in July 2022, and will continue for 122 months following thereafter, with two five year options to extend the term of the lease.
Rent expense recognized under the lease, including additional rent charges for utilities, parking, maintenance, and real estate taxes, was $1.8 million and $2.0 million for the three months ended September 30, 2025 and 2024, and $4.9 million and $5.4 million for the nine months ended September 30, 2025 and 2024.
Future minimum annual operating lease payments are as follows (in thousands):

As of September 30, 2025	Amount
2025	$1,074
2026	4,426
2027	4,808
2028	4,952
2029	5,101
Thereafter	17,196
Total minimum payments	37,557
Less: amount representing interest/unamortized debt discount	(10,197)
Present value of future payments	27,360
Less: current portion	(2,135)
Non-current portion	$25,225
As of September 30, 2025 and December 31, 2024, the Company’s security deposit is in the form of, and recorded as, restricted cash.
Lessor Information for Robotic Systems
Contractual maturities of gross lease receivables as of September 30, 2025 are as follows (in thousands):

Fiscal Year	Amount
2025	$260
2026	1,179
2027	1,056
2028	1,056
2029 and thereafter	1,467
Total	$5,018

	September 30,	December 31,
	2025	2024
Gross receivables	$5,018	$2,097
Unearned interest income	(940)	(426)
Net investment in sales-type leases	$4,078	$1,671
The components of income from sales-type leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales-type lease revenue	$957	$—	$2,178	$—
Interest income	$63	$7	$139	$22
Leases receivable relating to sales-type lease arrangements are presented on the Company’s consolidated balance sheets as follows (in thousands):

	September 30,	December 31,
	2025	2024
Reported as:
Accounts receivable	$847	$157
Other assets	3,231	1,514
Net investment in sales-type leases	$4,078	$1,671

7.    Stock-Based Compensation
Total stock-based compensation recognized, before taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$2,380	$1,893	$6,796	$4,891
Research and development	3,033	2,146	8,559	5,446
Sales, general and administrative	10,335	5,521	24,974	15,250
Stock-based compensation capitalized in inventory	(1,258)	(1,048)	(3,568)	(2,832)
Total stock-based compensation	$14,490	$8,512	$36,761	$22,755
On September 1, 2025, the Company’s former CEO retired, which resulted in accelerated vesting of certain stock-based awards, in accordance with original grant terms, as well as cash severance. As a result, the Company recorded compensation expense of $3.7 million during the three and nine months ended September 30, 2025, in selling, general and administrative expenses.
Stock Options
The Company had 8.2 million shares available for grant as of September 30, 2025 under the 2021 Equity Incentive Award Plan, or 2021 Plan.
A summary of the Company’s stock option activity and related information are as follows (options in thousands):

	Nine Months Ended
	September 30, 2025
	Number of Shares	Weighted-Average Exercise Price
Outstanding, beginning of period	3,795	$11.56
Granted	469	46.15
Exercised	(497)	6.56
Forfeited	(74)	41.70
Outstanding, end of period	3,693	16.02
Vested and expected to vest	3,693	16.02
Exercisable	3,096	10.77
As of September 30, 2025 and December 31, 2024, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $79.8 million and $239.7 million, respectively, and the aggregate pre-tax intrinsic value of options outstanding were $79.8 million and $261.7 million, respectively. The aggregate pre-tax intrinsic value of options exercised was $24.1 million and $47.2 million during the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, there was a total of $13.9 million of unrecognized stock-based compensation expense related to stock options.

The fair value of the options granted to employees or directors was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected life (years)	6.1	6.0	6.1	6.0
Expected volatility	57%	57%	57%	57%
Risk-free interest rate	3.8%	4.1%	3.9%	4.1%
Expected dividend rate	—%	—%	—%	—%
Weighted-average fair value	$22.61	$38.24	$26.39	$28.52
Restricted Stock Units
A summary of the Company’s restricted stock unit, or RSU, activity and related information are as follows (RSUs in thousands):

	Nine Months Ended
	September 30, 2025
	Number of Shares	Weighted-Average Fair Value
Unvested, beginning of period	1,894	$45.36
Awarded	1,144	55.21
Forfeited	(274)	47.89
Vested	(581)	44.49
Unvested, end of period	2,183	50.44
As of September 30, 2025, there was a total of $91.6 million of unrecognized stock-based compensation expense related to RSUs.
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

During the nine months ended September 30, 2025, the Company awarded PSU shares with both a performance and service condition.

A summary of the Company’s PSU activity and related information are as follows (PSUs in thousands):

	Nine Months Ended
	September 30, 2025
	Number of Shares	Weighted-Average Fair Value
Unvested, beginning of period	81	$73.20
Awarded	56	60.60
Forfeited	(22)	70.14
Vested	—	—
Unvested, end of period	115	67.62

As of September 30, 2025, total unrecognized stock-based compensation related to unvested PSUs was $4.0 million.

Employee Stock Purchase Plan
As of September 30, 2025, there was approximately $2.0 million of unrecognized cost related to the Employee Stock Purchase Plan, or ESPP. This cost is expected to be recognized over a weighted average period of 0.6 years. As of September 30, 2025, a total of 1.9 million shares were available for issuance under the ESPP.
The fair value of the options granted to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Nine Months Ended September 30,
	2025	2024
Expected life (years)	0.8	0.8
Expected volatility	59%	53%
Risk-free interest rate	4.2%	5.3%
Expected dividend rate	—%	—%
Weighted-average fair value	$23.52	$22.10

8.    Net Loss Per Share
Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(21,411)	$(20,974)	$(65,727)	$(72,557)
Weighted-average common stock outstanding	55,727	52,011	55,366	51,550
Net loss per share, basic and diluted	$(0.38)	$(0.40)	$(1.19)	$(1.41)
The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	September 30,
	2025	2024
Stock options	3,693	4,342
Restricted and performance stock units	2,298	2,013
Employee stock purchase plan	154	52
Total	6,145	6,407

9.    Revenue
The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S.
System sales and rentals	$24,747	$19,643	$65,400	$50,978
Handpieces and other consumables	44,411	29,620	125,668	81,217
Service	4,754	2,952	12,723	7,888
Total U.S. revenue	73,912	52,215	203,791	140,083
Outside of U.S.
System sales and rentals	3,391	3,155	10,179	7,974
Handpieces and other consumables	5,316	2,616	15,805	7,230
Service	708	384	1,896	975
Total outside of U.S. revenue	9,415	6,155	27,880	16,179
Total revenue	$83,327	$58,370	$231,671	$156,262
During the three and nine months ended September 30, 2025, the Company recognized $4.2 million and $8.3 million of revenue, respectively, that was included in the deferred revenue balance as of June 30, 2025 and December 31, 2024. During the three and nine months ended September 30, 2024, the Company recognized $2.6 million and $5.2 million of revenue, respectively, that was included in the deferred revenue balance as of June 30, 2024 and December 31, 2023.

10.    Income Taxes
In July 2025, new federal tax legislation was enacted, introducing significant changes to U.S. income tax law, including provisions affecting the deductibility and capitalization of research and development expenditures, as well as changes to various international tax rules. The Company analyzed the impact of this legislation and determined that the legislation did not have a material impact due to the Company’s full valuation allowance applied on its deferred tax assets and liabilities.
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
No customers accounted for more than 10% of revenue during the nine months ended September 30, 2025 and 2024.
No customer accounted for more than 10% of accounts receivable at September 30, 2025 and December 31, 2024.
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	89%	89%	88%	90%
Outside the United States	11%	11%	12%	10%
No individual country outside the United States accounted for more than 10% of the Company’s revenue for the periods presented.
12.    Commitments and Contingencies
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any material claims or been required to defend any action related to its indemnification obligations. As of September 30, 2025 and December 31, 2024, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
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

13.    Defined Contribution Plan
The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Employer contributions were $0.7 million and $0.5 million for the three months ended September 30, 2025 and 2024, and $2.4 million and $1.8 million for the nine months ended September 30, 2025 and 2024.

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
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System and HYDROS Robotic System, which are advanced, image-guided, surgical robotic systems for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. Each of our robotic systems employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We designed our robotic systems to enable consistent and reproducible BPH surgery outcomes. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that is independent of prostate size and shape, and delivers resection independent of surgeon experience. We have developed a significant and growing body of clinical evidence, which includes nine clinical studies and over 150 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of September 30, 2025, we had an install base of 835 AquaBeam Robotic Systems and HYDROS Robotic Systems globally, including 653 in the United States.
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
We generated revenue of $231.7 million and incurred a net loss of $65.7 million for the nine months ended September 30, 2025, compared to revenue of $156.3 million and a net loss of $72.6 million for the nine months ended September 30, 2024. As of September 30, 2025, we had cash and cash equivalents of $294.3 million and an accumulated deficit of $611.7 million.

Factors Affecting Our Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. While these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information. These factors include:
•Grow our install base of robotic systems: As of September 30, 2025, we had an install base of 835 robotic systems globally, including 653 in the United States. In the United States, we are initially focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We target approximately 2,700 hospitals that perform resective BPH procedures in the United States. To penetrate these hospitals, we expect to continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. As we increase our install base of robotic systems, we expect our revenue to increase as a result of the system sale and resulting utilization.
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
We generate our revenue primarily from the sales and leases of our robotic systems, sales of our single-use disposable handpieces that are used during each surgery performed with our system, and related accessories. Additionally, we also derive revenue from service and repair, and extended service contracts with our existing customers. We expect our revenue to increase in absolute dollars for the foreseeable future as we continue to focus on driving adoption of Aquablation therapy, and increased system utilization, though it may fluctuate from quarter to quarter.
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	89%	89%	88%	90%
Outside the United States	11%	11%	12%	10%
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
Interest and Other Income, Net
Interest and other income, net, consists primarily of interest income from our cash and cash equivalents balances.
Results of Operations
The following tables show our results of operations for the periods indicated:

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Revenue	$83,327	$58,370	$24,957	43%
Cost of sales	29,321	21,459	7,862	37
Gross profit	54,006	36,911	17,095	46
Gross margin	65%	63%

Operating expenses:
Research and development	18,187	16,647	1,540	9
Selling, general and administrative	59,011	42,691	16,320	38
Total operating expenses	77,198	59,338	17,860	30
Loss from operations	(23,192)	(22,427)	(765)	(3)
Interest expense	(919)	(1,140)	221	19
Interest and other income, net	2,700	2,593	107	4
Net loss	$(21,411)	$(20,974)	$(437)	(2)

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Revenue	$231,671	$156,262	$75,409	48%
Cost of sales	81,758	62,835	18,923	30
Gross profit	149,913	93,427	56,486	60
Gross margin	65%	60%

Operating expenses:
Research and development	52,221	47,232	4,989	11
Selling, general and administrative	170,510	123,099	47,411	39
Total operating expenses	222,731	170,331	52,400	31
Loss from operations	(72,818)	(76,904)	4,086	5
Interest expense	(2,692)	(3,215)	523	16
Interest and other income, net	9,783	7,562	2,221	29
Net loss	$(65,727)	$(72,557)	$6,830	9

Comparison of Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
System sales and leases	$28,138	$22,798	$5,340	23%
Handpieces and other consumables	49,727	32,236	17,491	54
Service	5,462	3,336	2,126	64
Total revenue	$83,327	$58,370	$24,957	43

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
System sales and leases	$75,579	$58,952	$16,627	28%
Handpieces and other consumables	141,473	88,447	53,026	60
Service	14,619	8,863	5,756	65
Total revenue	$231,671	$156,262	$75,409	48

Revenue increased $25.0 million, or 43%, to $83.3 million during the three months ended September 30, 2025, compared to $58.4 million during the three months ended September 30, 2024, and increased $75.4 million, or 48%, to $231.7 million during the nine months ended September 30, 2025, compared to $156.3 million during the nine months ended September 30, 2024. The growth in revenue was primarily attributable to $73.9 million and $203.8 million in revenue derived from the United States for the three and nine months ended September 30, 2025, respectively. The increase was due to higher sales volumes of system sales, handpieces, other consumables, and service contracts.
Cost of Sales and Gross Margin
Cost of sales increased $7.9 million, or 37%, to $29.3 million during the three months ended September 30, 2025, compared to $21.5 million during the three months ended September 30, 2024, and increased $18.9 million, or 30%, to $81.8 million during the nine months ended September 30, 2025, compared to $62.8 million for the nine months ended September 30, 2024. The increase in cost of sales was primarily attributable to the growth in the number of units sold.
Gross margin increased to 65% during the three months ended September 30, 2025, compared to 63% for the three months ended September 30, 2024, and increased to 65% during the nine months ended September 30, 2025, compared to 60% during the nine months ended September 30, 2024. The increase in gross margin was primarily attributable to the growth in unit sales, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units, and to a lesser extent, an increase in average selling prices on both our system sales and handpieces.
Research and Development Expenses
R&D expenses increased $1.5 million, or 9%, to $18.2 million during the three months ended September 30, 2025, compared to $16.6 million during the three months ended September 30, 2024, and increased $5.0 million, or 11%, to $52.2 million during the nine months ended September 30, 2025, compared to $47.2 million for the nine months ended September 30, 2024. The increase in R&D expenses was primarily due to employee-related expenses of our R&D organization such as salaries and wages and stock-based compensation. These expenses support ongoing product improvements and the development of additional and next generation technologies.
Selling, General and Administrative Expenses
SG&A expenses increased $16.3 million, or 38%, to $59.0 million during the three months ended September 30, 2025, compared to $42.7 million during the three months ended September 30, 2024, and increased $47.4 million, or 39%, to $170.5 million during the nine months ended September 30, 2025, compared to $123.1 million for the nine months ended September 30, 2024. The increase in SG&A expenses was primarily due to employee-related expenses of our sales and marketing organization such as salaries and wages and stock-based compensation expense primarily to expand the commercial organization, and employee-related expenses of our administrative organization such as salaries and wages and stock-based compensation expense, to drive and support our growth in revenue. In addition, vesting of $3.0 million of stock-based compensation expense related to the retirement of our former CEO was accelerated in accordance with the original grant terms, and the we recognized $0.7 million in cash severance related to the retirement.
Interest Expense
Interest expense decreased approximately $0.2 million, or 19%, to $0.9 million during the three months ended September 30, 2025, compared to $1.1 million during the three months ended September 30, 2024, and decreased $0.5 million, or 16%, to $2.7 million during the nine months ended September 30, 2025, compared to $3.2 million during the nine months ended September 30, 2024. The decrease in interest expense was primarily due to a decrease in the interest rate as compared to the prior period.
Interest and Other Income, Net
Interest and other income, net, increased $0.1 million for the three months ended September 30, 2025, and increased $2.2 million during the nine months ended September 30, 2025. The increase was primarily due to an increase in interest income, which was due to our increased cash balances.

Liquidity and Capital Resources
Overview
As of September 30, 2025, we had cash and cash equivalents of $294.3 million, an accumulated deficit of $611.7 million, and $52.0 million outstanding on our loan facility. We expect our expenses will increase for the foreseeable future, as we continue to make substantial investments in sales and marketing, operations and research and development. Our future funding requirements will depend on many factors, including:
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(38,658)	$(66,822)
Investing activities	(7,506)	(3,235)
Financing activities	6,753	9,597
Effect of exchange rates on cash, cash equivalents and restricted cash	(33)	—
Net decrease in cash, cash equivalents and restricted cash	$(39,444)	$(60,460)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2025, net cash used in operating activities was $38.7 million, consisting primarily of a net loss of $65.7 million and an increase in net operating assets of $15.9 million, partially offset by non-cash charges of $42.9 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization activities resulted in an increase in accounts receivable, inventory, prepaid expenses, and accounts payable. Non-cash charges consisted primarily of stock-based compensation, depreciation, and provision for credit losses.

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
Net Cash Used in Investing Activities
During the nine months ended September 30, 2025, net cash used in investing activities was $7.5 million, consisting of purchases of property and equipment. During the nine months ended September 30, 2024, net cash used in investing activities was $3.2 million, consisting of purchases of property and equipment.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2025, net cash provided by financing activities was $6.8 million, consisting of proceeds from exercises of stock options and proceeds from the issuance of common stock under the ESPP. During the nine months ended September 30, 2024, net cash provided by financing activities was $9.6 million, consisting of proceeds from exercises of stock options and proceeds from the issuance of common stock under the ESPP.
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
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in our Annual Report on Form 10-K dated February 28, 2024, or Annual Report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. There have been no material changes to our significant accounting policies during the three months ended September 30, 2025.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended September 30, 2025, there were no material changes to our previously disclosed risk factors.
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
Dated: November 5, 2025

PROCEPT BIOROBOTICS CORPORATION
(Registrant)

/s/ Larry Wood
Larry Wood
President and Chief Executive Officer
(principal executive officer)

/s/ Kevin Waters
Kevin Waters
EVP, Chief Financial Officer
(principal financial and accounting officer)