Form 10-K
period 2025-12-31
PROCEPT BioRobotics Corp
filed 2026-02-26
CIK 1588978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of shares held by non-affiliates of the Registrant (based upon the closing sale prices of such shares on the Nasdaq Global Market on June 30, 2025) was approximately $3.2 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.
The registrant had outstanding 56,390,196 shares of common stock as of February 19, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Stockholders’ Meeting, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•Even though we have obtained marketing authorization for our AquaBeam® Robotic System and HYDROS® Robotic System, we are subject to ongoing regulatory review and scrutiny. Failure to comply with post-marketing regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw a product from the market.
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

Part I
Item 1. Business
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System and HYDROS Robotic System, which are advanced, image-guided, surgical robotic systems for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. Each of our robotic systems employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We designed our robotic systems to enable consistent and reproducible BPH surgery outcomes. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that is independent of prostate size and shape, and delivers resection independent of surgeon experience. We have developed a significant and growing body of clinical evidence, which includes nine clinical studies and over 150 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of December 31, 2025, we had an install base of 912 AquaBeam Robotic Systems and HYDROS Robotic Systems globally, including 718 in the United States.
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
In the United States it is estimated that approximately 40 million men are impacted by BPH. Of these men, approximately 12 million are being managed by a physician for symptoms related to their disease. Our total addressable patient population in the United States includes approximately 8.0 million patients, which include men receiving drug therapy, those who have recently failed medication and those who undergo surgical intervention. In calendar 2024, approximately 400,000 men underwent surgical intervention. By 2060, it is expected that the number of men over 65 years old in the United States will double and include a corresponding increase in the number of men with enlarged prostates. Based on our recent average selling price of our single-use disposable handpiece, we estimate that our total addressable market opportunity, which includes men receiving drug therapy, those who have recently failed medication and those who undergo surgical intervention, is approximately $30 billion in the United States. The global incidence of BPH among men over 50 years old is similar to that of the United States, representing a significant incremental market opportunity outside of the United States.
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
We began developing our proprietary AquaBeam Robotic System in 2009 to address many of the shortcomings of alternative surgical interventions by delivering our Aquablation therapy, the first and only image-guided robotic therapy for the treatment of BPH. We believe our Aquablation therapy provides the following unique combination of benefits:
•Significant and durable symptom relief. Given obstructive prostate tissue is removed during the procedure, Aquablation therapy has demonstrated significant and long-lasting levels of symptom relief similar to those of alternative resective procedures. In our U.S. pivotal trial, Waterjet Ablation Therapy for Endoscopic Resection of prostate tissue, or the WATER study, Aquablation therapy demonstrated superior safety and non-inferior efficacy results compared to transurethral resection of the prostate, or TURP, the historical standard of care for the surgical treatment of BPH. In the WATER and WATER II studies, surgical retreatment rates were only 5.2% at five years and 3.0% at five years, respectively. In the OPEN WATER study, there were no surgical retreatments at one year. The retreatment rates in the WATER and WATER II studies compare favorably to surgical retreatment rates observed for alternative treatments for BPH. One study published in the BJU International Journal reported on 52,748 men undergoing TURP or photoselective vaporization of the prostate or PVP, with an approximated three-year freedom from surgical retreatment of 92% and 89%, respectively. A second study published in the Journal of Urology reported on 43,041 men undergoing TURP, PVP, enucleation, or open simple prostatectomy with an approximated three-year freedom from surgical retreatment of 93%, 89%, 94%, and 96%, respectively.
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
Currently, in the United States, we primarily sell our products to hospitals, or end customers, and to a lesser extent, distribution partners, ambulatory surgery centers and leasing companies. In addition to direct sales, we offer customers the ability to access our products through sales-type leasing arrangements. The end customers in turn bill various third-party payors, such as commercial payors and government agencies, for reimbursement for the procedures using our products. Effective in 2021, all local Medicare Administrative Contractors, or MACs, which represent 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states so long as such beneficiaries meet certain clinical criteria set forth in the local coverage determination. We believe that our strong body of clinical evidence and support from key societies, supplemented by the momentum from Medicare coverage, have led to favorable coverage decisions from many large commercial payors, which we estimate allows access to Aquablation therapy to approximately 95% of all men in the United States. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and improve payment which we believe will expand patient access to Aquablation therapy.

We primarily sell our products through our direct sales organization in the United States, which targets urologists across the United States, who we believe represent the primary physician specialty managing the care of patients with BPH. We target approximately 2,700 hospitals that perform resective BPH procedures in the United States. We estimate that approximately 50% of BPH patients who are on drug therapy as well as 50% who have failed drug therapy are under the care of a urologist, equating to approximately 4.0 million men. We believe we can reach these patients by continuing to educate our network of urologists about the clinical benefits of Aquablation therapy, provide comprehensive training programs and deepen our relationships with key urologists and various medical societies. Outside the United States, we sell our products using both our direct sales organization and, in certain regions, our network of distribution partners.
We generated revenue of $308.1 million and $224.5 million for the years ended December 31, 2025 and 2024, respectively, and incurred a net loss of $95.6 million and $91.4 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $641.6 million.
Our Growth Strategies
Our mission is to revolutionize BPH treatment globally in partnership with urologists by delivering best-in-class robotic solutions that positively impact patients and drive value. The key elements of our growth strategy are:
•Grow our install base of robotic systems by driving adoption of Aquablation therapy among urologists. In the United States, we are focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We estimate that approximately 300,000 of the approximate 400,000 annual BPH surgeries are resective procedures performed across approximately 2,700 hospitals. To penetrate these hospitals, we will continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. We have also established a strategic accounts team, to build relationships and sell to integrated delivery networks, or group purchasing organizations, among other strategic accounts. We also intend to increase awareness of Aquablation therapy by continuing to publish clinical data in various industry and scientific journals, present our clinical data at various industry conferences and sponsor peer-to-peer education programs and workshops.
•Increase system utilization by establishing Aquablation therapy as the surgical treatment of choice for BPH. Once we place a system within a customer, our objective is to establish Aquablation therapy as the surgical treatment of choice for BPH. Within each customer site, we are initially focused on targeting urologists who perform resective procedures and converting their resective cases to Aquablation therapy. To accomplish this, we will continue expanding our team of highly trained Aquablation representatives and clinical specialists, who are focused on driving system utilization within the hospital, providing education and training support and ensuring excellent user experiences. As urologists gain experience with Aquablation therapy, we will leverage their experiences to capture more surgical volumes and establish Aquablation therapy as the surgical standard of care. Over time, we intend to leverage our relationships with urologists to drive utilization of Aquablation therapy beyond the current surgical market. We estimate that approximately 50% of BPH patients who are on drug therapy as well as 50% who have failed drug therapy are under the care of a urologist, equating to approximately 4.0 million men. We believe we can reach these patients by continuing to educate our network of urologists of the clinical benefits of Aquablation therapy, provide comprehensive training programs and deepen our relationships with key urologists and various medical societies.
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
•Drive increased awareness of Aquablation therapy beyond the urology community. As we expand our network of urologists and grow our install base, we intend to increase awareness and brand recognition of Aquablation therapy beyond urologists, primarily among primary care physicians who manage BPH patients. We estimate that approximately 4.0 million men, including approximately 3.3 million patients who are on drug therapy and 600,000 who have failed drug therapy, are under the care of a primary care physician. To achieve this objective, we will invest in marketing initiatives directed at primary care physicians in order to expand networks for BPH patients to visit a urologist. Once we have established a broader install base of systems, we may seek to further increase patient awareness through various direct-to-patient marketing initiatives.
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
In the United States, we estimate that approximately 40 million men are impacted by symptoms of BPH, with aging demographics expected to drive future growth. By 2060, we expect that the number of men over 65 years old in the United States will double and include a corresponding increase in the number of men with enlarged prostates. Of these men, approximately 12 million are being managed by a physician for symptoms related to their disease. While drug therapy is typically a first line treatment option, limited efficacy and negative side effects contribute to low patient compliance, high failure rates and drop outs. On the other hand, surgical intervention is proven to provide effective and durable symptom relief compared to drug therapy, but the use of surgery is significantly underpenetrated, largely due to the compromise patients must make between (1) the incidence of irreversible side effects associated with current resective surgical interventions, or (2) the lower rates of efficacy and durability associated with non-resective surgical interventions. Our total addressable patient population in the United States includes approximately 8.0 million patients, which include men receiving drug therapy, those who have recently failed medication and those who undergo surgical intervention. In calendar 2024, approximately 400,000 men underwent surgical intervention. Based on our recent average selling price of our single-use disposable handpiece, we estimate that our total addressable market opportunity, which includes men receiving drug therapy, those who have recently failed medication and those who undergo surgical intervention, is approximately $30 billion in the United States. The global incidence of BPH among men over 50 years old is similar to that of the United States, representing a significant incremental market opportunity outside of the United States.

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
A simple prostatectomy is an invasive, open procedure that requires one or more incisions to be made in the patient’s abdomen to access and remove part or all of the prostate. This procedure is typically a last resort treatment for BPH in patients with very large prostates or those patients with severe complications due to BPH. This surgery may be done manually, or with the assistance of a robot, but in either case, it is a procedure that requires a high degree of surgeon skill.
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
Our Solution
Our first generation AquaBeam Robotic System, an advanced, image-guided, surgical robotic system for use in minimally invasive urologic surgery, received De Novo FDA approval in December 2017. In August 2024, we received FDA 510(k) clearance of our next-generation platform – the HYDROS Robotic System. Our proprietary AquaBeam Robotic System and HYDROS Robotic System each deliver our Aquablation therapy, the first and only image-guided robotic therapy for the treatment of BPH. In August 2023, we received 510(k) clearance from FDA to remove the contraindication from our labeling that restricted Aquablation therapy from treating BPH in patients that also have an active diagnosis of prostate cancer. The most common side effects observed for Aquablation therapy are mild and transient and may include mild pain or difficulty when urinating, discomfort in the pelvis, blood in the urine, inability to empty the bladder or a frequent or urgent need to urinate, and bladder or urinary tract infection. During our clinical studies, we documented a rate of incontinence between 0%-2%, ejaculatory dysfunction between 6.9%-24.6%, and a peri-operative transfusion rate between 0.9%-5.9%. Since then, a number of publications have reported on transfusion rates. A key study published in April 2021 of 2,089 men undergoing Aquablation therapy with prostates ranging in size from 20 ml to 363 ml observed a transfusion rate of only 0.8%. Additionally, we published our WATER III study in 2025 of 186 men comparing Aquablation therapy to laser enucleation in prostate sizes between 80 ml to 180 ml. At three months, Aquablation therapy delivered similar symptom relief to laser enucleation, while demonstrating a zero percent transfusion rate and significantly lower rates of ejaculatory dysfunction and incontinence, in the study.
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
These advanced features are designed to further deliver safe, effective, and durable outcomes for men suffering from lower urinary tract symptoms (LUTS) caused by BPH, regardless of prostate size and shape and resection independent of surgeon experience.

Key Benefits of Aquablation Therapy

We believe our Aquablation therapy minimizes the compromise between safety and efficacy of alternative surgical interventions, providing the following unique benefits:

•significant and durable symptom relief;
•favorable safety profile compared to other BPH resective procedures;
•outcomes consistent across all prostate sizes and shapes and resection independent of surgeon experience;
•personalized treatment planning and improved decision-making; and
•targeted and controlled resection with consistent resection times.

Our Clinical Results and Studies

A significant body of clinical evidence supports the efficacy, safety and durability of Aquablation therapy across prostate sizes and shapes as well as surgeon experience. This robust body of evidence includes more than 150 peer-

reviewed publications in premier journals, such as the Journal of Urology, European Urology and BJU International, as well as nine clinical studies, including our four core studies: WATER, WATER II, WATER III and OPEN WATER.

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
•WATER III. The WATER III study is an international, prospective, multicenter study comparing Aquablation therapy to laser enucleation in prostate sizes between 80 ml to 180 ml. The study treated 186 men and reported three-month primary safety and efficacy endpoints. WATER III will also follow patients up to five years. At three months, Aquablation therapy delivered similar symptom relief to laser enucleation, while demonstrating a zero percent transfusion rate and significantly lower rate of ejaculatory dysfunction and incontinence in the study. Notably, the rate of stress incontinence was zero percent among Aquablation patients.

•OPEN WATER. The OPEN WATER study was a prospective, multicenter, all-comer study conducted in a commercial setting spanning patients with prostate sizes between 20 ml and 150 ml. Due to the size of this study, it was sufficiently powered to draw conclusions from the data. There was no OPC established for this study. The results of the OPEN WATER study were first published in Journal of Clinical Medicine in 2020. The study has concluded with one-year data.

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
Sales and Marketing
Commercial Activities in the United States
We designed our commercial strategy and built our direct sales team to target primarily urologists across the United States, who we believe represent the primary physician specialty managing the care of patients with BPH. We are first focused on driving adoption of Aquablation therapy among urologists who perform hospital-based BPH resective surgery. We target the 2,700 hospitals where we estimate approximately 300,000 resective BPH surgeries of the approximate 400,000 BPH surgeries are performed annually. Within each hospital, we are focused on targeting urologists who perform resective procedures and converting their resective cases to Aquablation therapy. As urologists gain experience with Aquablation therapy, we will leverage their experiences to capture more surgical volumes and establish Aquablation therapy as the surgical standard of care. We also intend to leverage our relationships with urologists to drive utilization of Aquablation therapy beyond the current surgical market.
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
Coding and Payment
Third-party payors require physicians and hospitals to identify the service for which they are seeking reimbursement by using Current Procedural Terminology, or CPT, codes, which are created and maintained by the American Medical Association, or AMA. The surgical treatment of BPH using Aquablation therapy is described by CPT code 0421T, which is the code describing transurethral waterjet ablation of the prostate, a Category III code published by the AMA in January 2017. In May 2024, the AMA established a new CPT Category I code for Aquablation therapy to treat BPH. Effective January 1, 2026, Aquablation therapy was assigned Category I CPT code 52597, replacing Category III code 0421T. The payment to the physician using CPT code 52597 is currently similar to that for a TURP procedure.
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
In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement. The Health Technology Assessment, or HTA, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic, impact and the economic and societal impact related to the use of a health technology. The outcome of the HTA will often influence the pricing and reimbursement status granted to the product under review by the competent authorities of individual EU Member States. On December 13, 2021, the EU Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, or HTA Regulation, was adopted. The HTA Regulation aims to boost cooperation among EU Member States in assessing health technologies and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The HTA Regulation entered into force on January

11, 2022 and started to apply from January 12, 2025. Under the HTA Regulation, EU Member States are required to use common HTA tools, methodologies, and procedures across the EU. Among others, the HTA Regulation establishes an HTA coordination group, composed of national HTA bodies, which jointly conduct Joint Clinical Assessments, or JCA, of new medicines and certain high-risk medical devices and introduces a single EU-level submission file for JCAs. However, the HTA Regulation focuses on the clinical aspects of HTA, i.e. the relative clinical effectiveness and relative clinical safety of a new health technology as compared with existing technologies, and, as such, individual EU Member States remain responsible for determining the overall value of a new health technology within their healthcare systems, as well as making pricing and reimbursement decisions.
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
Manufacturing and Supply
We directly manufacture our robotic systems, the handpiece and other accessories at our facility in San Jose, California. This includes supporting the supply chain distribution and logistics of the various components. Components, sub-assemblies and services required to manufacture our products are purchased from numerous global suppliers. Each AquaBeam Robotic System or HYDROS Robotic System is shipped to our customers with a third-party manufactured ultrasound system and probes. We utilize a well-known third-party logistics provider located in United States, United Kingdom, and the Netherlands to ship our products to our customers globally. We rely on third-party suppliers, almost all of whom are single source suppliers, to provide us with certain components, sub-assemblies and materials for our products. Our suppliers manufacture the components they produce for us and test our components and devices to our specifications. We have entered into manufacturing and supply agreements with several of our single-source suppliers pursuant to which they supply the components we need. In addition, we intend to maintain sufficient levels of inventory to enable us to continue our operations while we obtain another supplier in the event that one or more of our single-source suppliers were to encounter a delay in supply or end supply.
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
As of December 31, 2025, we had rights to 73 issued U.S. patents, expiring between 2028 and 2042, 157 issued foreign patents, expiring between 2028 and 2041, 40 pending U.S. patent applications, three pending PCT applications, and 66 pending foreign patent applications.
As of December 31, 2025, our rights to foreign issued patents included 22 granted Chinese patents, 35 granted Japanese patents, eight granted Brazilian patents, six granted Indian patents, and 19 granted European patents, of which 13 have been validated in Germany, 10 in Spain, 11 in France, 19 in the United Kingdom, seven in Ireland, 10 in Italy, one in Switzerland, and three European patents with unitary effect. As of December 31, 2025, our rights to foreign patent applications include 20 pending European applications, 22 pending Chinese applications, 15 pending Japanese applications, one pending Brazilian application, one pending Indian application and three pending Hong Kong applications.
As of December 31, 2025, we had 77 pending and registered trademark filings worldwide, some of which may provide trademark protection in multiple countries.
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

In exchange for the license from HydroCision, we paid HydroCision $2.5 million in 2019. No further payments have been made or are otherwise required under the HydroCision License Agreement. HydroCision is responsible for all patent prosecution and maintenance costs related to the Fluid Jet Technology Patents.

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

FDA Regulations
Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Our currently marketed robotic systems are Class II devices, which were initially granted marketing authorization pursuant to a de novo classification. We have subsequently received FDA clearance of a 510(k) premarket notification for modifications to our robotic systems where we used the initially authorized device as the predicate device for our more recent 510(k) clearance.

Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. Manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. To obtain 510(k) clearance, we must submit to the FDA a premarket notification demonstrating that the device is “substantially equivalent” to a legally marketed predicate device.
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
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval or de novo classification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), de novo classification or a PMA or PMA supplement in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance, approval of a PMA, or issuance of a de novo classification. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.
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
After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include: establishment registration and device listing with the FDA; medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur; correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; complying with the new federal law and regulations requiring Unique Device Identifiers, or UDI, on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database; the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.
Our manufacturing processes are required to comply with the Quality Management System Regulation (“QMSR”). The QMSR, which became effective on February 2, 2026, incorporates certain elements of ISO 13485:2016 by reference and covers, among other things, the methods used in, and the facilities and controls used for, the design, testing, controlling, documenting, manufacture, packaging, labeling, storage, installation, and servicing of all medical devices intended for human use. The QMSR also requires maintenance of extensive records, which demonstrate compliance with the FDA regulations, the manufacturer’s own procedures, specifications, and testing, as well as distribution and post-market experience. Compliance with the QMSR is necessary for a manufacturer to be able to continue to market cleared or approved product offerings in the U.S. A company’s facilities, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA. Failure to maintain compliance with applicable QMSR requirements could result in the shutdown of, or restrictions on, manufacturing operations and the recall or seizure of marketed products.
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
Foreign Regulations
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
Data Privacy and Security Laws
Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, and consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain foreign laws govern the privacy and security of personal information, including health-

related information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
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
Employees and Human Capital Resources
Our growing and skilled employee base drives our success and helps us progress towards our vision of restoring patient lives by delivering the BPH treatment of choice. As of December 31, 2025, we had 888 employees.
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
Health, Safety and Wellness
The health, safety and wellness of our employees is an area where we continued to invest and expand throughout 2025. We provide our employees and their families with access to a variety of comprehensive health, wellness and time off programs that support physical, mental, emotional and financial well-being. We have a zero-tolerance policy concerning workplace violence including any threatening behavior on our premises or during any work-related activities.
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
We have incurred significant net losses in each reporting period since our inception. For the years ended December 31, 2025 and 2024, we had a net loss of $95.6 million and $91.4 million, respectively. We expect to continue to incur additional losses in the future. As of December 31, 2025, we had an accumulated deficit of $641.6 million. To date, we have financed our operations primarily through net proceeds from sales of our equity securities, indebtedness, including our loan and security agreement, and, to a lesser extent, product revenue from sales of our robotic systems and disposables. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, costs related to our sales and marketing efforts, including costs related to clinical and regulatory initiatives to obtain marketing approval, and infrastructure improvements.
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
As of December 31, 2025, we had $52.0 million outstanding in the form of a term loan under our loan and security agreement with Canadian Imperial Bank of Commerce, which was entered into in October 2022 and amended in June 2023 and August 2025. The loan is secured by substantially all of our assets, including all of the capital stock held by us, if any. The loan and security agreement contains a number of restrictive covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. See the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”

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
Since our inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily by net proceeds from sales of our equity securities, indebtedness and, to a lesser extent, product revenue from sales of our robotic systems and single-use disposable handpieces. As of December 31, 2025, we had $286.5 million in cash and cash equivalents, and an accumulated deficit of $641.6 million. Based on our current operating plan, we currently believe that our cash and cash equivalents and anticipated revenue will be sufficient to meet our capital requirements and fund our operations through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Changing circumstances could result in lower revenues or cause us to consume capital significantly faster than we currently anticipate, and we may need to raise capital sooner or in greater amounts than currently expected because of circumstances beyond our control.
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
•inability of third parties to comply with applicable provisions of the FDA’s Quality Management System Regulations, or QMSR, or other applicable laws or regulations enforced by the FDA, state and global regulatory authorities;
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
We and certain of our partners or service providers are from time to time subject to cyberattacks and security incidents. The emergence and maturation of AI capabilities may also lead to new and/or more sophisticated methods of attack. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Such theft could also lead to loss of intellectual property rights through disclosure of our proprietary business information, and such loss may not be capable of remedying. If we or our third-party partners, consultants, contractors, suppliers, or service providers were to suffer an attack or breach, for example, that resulted in the unauthorized access to or use or disclosure of health-related or other personal information, we may have to notify consumers, partners, collaborators, government authorities, and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions, and litigation, any of which could harm our business and reputation. Likewise, we rely on third parties to conduct clinical trials, and similar events relating to their computer systems and networks could also have a material adverse effect on our business.
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
The use of artificial intelligence in our business, including in our products and internally by our employees or business partners, may expose us to additional legal, regulatory and other risks that could adversely affect our business.
We use, and may continue to expand our use of, artificial intelligence (“AI”) technologies in our products and operations. For example, our HYDROS Robotic System includes AI-enabled, imaging-related assistive functionality designed to support Aquablation therapy. AI technologies are complex and rapidly evolving, and AI-enabled functionality may produce outputs that are inaccurate, incomplete, misleading, or biased, and could adversely affect our business.

There is a global trend towards more regulation of AI technologies (e.g., the EU AI Act and AI laws passed in U.S. states) to ensure the ethical use, privacy, and security of AI and the data that it processes. New or changing AI-related laws, regulations, or standards may require us to modify our business practices or products or incur substantial additional costs.
In addition, our employees, contractors, and other third parties with whom we do business may use AI tools, including generative AI tools provided by third parties, in the course of their work. Such use may increase the risk that confidential, proprietary, or sensitive business information is inadvertently disclosed or incorporated into third-party systems, or that the security of our internal IT systems could be compromised. Although we have adopted policies, training, contractual restrictions, and technical controls intended to govern the use of AI tools and mitigate these risks, we cannot assure you that such measures will be effective in all instances.
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
As a result of new administration and associated policy changes or shifting proposals by the U.S. government, there may be greater restrictions and economic disincentives on international trade. For example, the U.S. government has pursued a new approach to trade policy, including renegotiating or terminating certain existing bilateral or multi-lateral trade agreements. Beginning in 2025, the U.S. government has imposed significant new tariffs on imports, which, along with other U.S. trade actions, have triggered retaliatory actions by certain affected countries, including retaliatory measures on U.S. goods and other protectionist measures that could limit our ability to offer our products and services outside of the U.S.
The tariff policy environment has been and can be expected to continue to be dynamic. The ultimate impact of these newly enacted and potential future tariffs or other restrictions on international trade will depend on various factors, including the ultimate levels of such tariffs, how long such tariffs remain in place, and how other countries respond to the U.S. tariffs. While we manufacture our robotic systems and handpieces in California, we source certain components from foreign suppliers, including a third-party manufacturer of ultrasound systems and probes located in China. In addition, our suppliers also import certain raw materials, components and other products from foreign suppliers. Therefore, increased tariffs or other trade restrictions could increase the cost of our products and the components and raw materials that go into making them. These conditions may also require us to take additional risk mitigation measures that could result in increased costs. These increased costs could continue to adversely impact the gross margin that we earn on our products, potentially making our products less competitive and reducing consumer demand. In addition, some of our suppliers may experience disruption to their respective supply chains due to the broader impact of these tariffs, which could also negatively affect our cost of materials and timing of our production processes. As such, the increase of tariffs, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the United States economy, which in turn could have an adverse effect on our business, financial condition and results of operations.
We are highly dependent on our senior management team and key personnel, and our business could be harmed if we are unable to attract and retain personnel necessary for our success.
We are highly dependent on our senior management and other key personnel. Our success will depend on our ability to retain senior management and to attract, recruit, retain, manage and motivate qualified personnel in the future, particularly with respect to an expected increase in hiring in connection with becoming a public company, including sales and marketing professionals, scientists, clinical specialists, engineers and other highly skilled personnel and to integrate current and additional personnel in all departments. The loss of members of our senior management, sales and marketing professionals, scientists, clinical and regulatory specialists and engineers could result in delays in product development and harm our business. If we are not successful in attracting and retaining highly qualified personnel, it would have a material adverse effect on our business, financial condition and results of operations. In July 2025, we announced a planned transition in our Chief Executive Officer role. We have also implemented leadership changes within our sales and marketing organizations. Such change and any future significant leadership changes or senior management transitions involve inherent risk. Leadership transition periods can be disruptive and may result in a loss of personnel with deep institutional or technical knowledge, or result in changes to business strategy or objectives, and may adversely affect our relationships with customers and results of operations.
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
As of December 31, 2025, we had U.S. federal and state net operating loss, or NOL, carryforwards of approximately $446.9 million and $281.5 million, respectively, and U.S. federal and state research and development credit carryforwards of $13.2 million and $10.6 million, respectively. NOLs incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of current year taxable income. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change by value in its equity ownership over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset post-change taxable income. Similar rules may apply under state tax laws. Our existing NOLs and research and development credit carryforwards have been, and may in the future be, subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a future change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability. In addition, for state income tax purposes, the extent to which states will conform to the federal laws is uncertain and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the QMSR, facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents.
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
Even though we have obtained marketing authorization for our robotic systems, it and any other product for which we obtain clearance or approval, and the manufacturing processes, post-market surveillance, post-approval clinical data and promotional activities for such product, are or, in the case of future products, will be, subject to continued regulatory review, oversight, requirements, and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with FDA’s QMSR and other regulations enforced outside the United States which cover the manufacture of our products and the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of medical devices. Regulatory bodies, such as the FDA, enforce the QMSR and other regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:
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
In addition, we are required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QMSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.
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
The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s QMSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QMSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.
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
In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products. For example, on February 22, 2024, the FDA finalized a rule amending the Quality System Regulation, or QSR, which establishes current good manufacturing practice requirements for medical device manufacturers, to align more closely with the International Organization for Standardization, or ISO, standards. The rule, called the Quality Management System Regulation, or QMSR, became effective in February 2026.

Moreover, any change in the laws or regulations pursued by the current presidential administration and Congress that govern the clearance and approval processes relating to our current and future products, including with respect to FDA regulations, could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.
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
Our success will depend, in part, on preserving our trade secrets, maintaining the security of our data and know-how, appropriately incorporating AI tools, and obtaining, maintaining and enforcing other intellectual property rights. We may not be able to obtain, maintain and/or enforce our intellectual property or other proprietary rights necessary to our business or in a form that provides us with a competitive advantage.
Failure to obtain, maintain and/or enforce intellectual property rights necessary to our business and failure to protect, monitor and control the use of our intellectual property rights could negatively impact our ability to compete and cause us to incur significant expenses. The intellectual property laws and other statutory and contractual arrangements in the United States and other jurisdictions we depend upon may not provide sufficient protection in the future to prevent the infringement, use, violation or misappropriation of our patents, trademarks, data, technology and other intellectual property rights, products and services, and may not provide an adequate remedy if our intellectual property rights are infringed, misappropriated or otherwise violated, including in connection with our use of AI, as intellectual property protection in the field of AI is evolving and there is uncertainty regarding the degree and extent of protection that may be available for AI technologies and related system inputs and outputs.
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
From time-to-time we may become involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. Regardless of merit, litigation may be time-consuming and disruptive to our operations and result in significant legal costs (including judgments, settlements, legal fees, and other related defense costs). If we do not prevail in these legal proceedings, we could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our robotic systems, even if the regulatory or legal action is unfounded or not material to our operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing material risks from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on, or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
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
Item 2. Properties

Our principal office is located at 150 Baytech Drive, San Jose, California, where we lease approximately 158,221 square feet of office space. The principal office lease commenced in July 2022, and will continue for 122 months thereafter, with two five-year options to extend the term of the lease.
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
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been listed on the Nasdaq Global Market under the symbol “PRCT” since September 14, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of Common Stock
As of February 19, 2026, there were 218 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The following generally compares our results of operations for the years ended December 31, 2025 and 2024. A detailed discussion comparing our results of operations for the years ended December 31, 2024 and 2023 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System and HYDROS Robotic System, which are advanced, image-guided, surgical robotic systems for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. Each of our robotic systems employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We designed our robotic systems to enable consistent and reproducible BPH surgery outcomes. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that is independent of prostate size and shape, and delivers resection independent of surgeon experience. We have developed a significant and growing body of clinical evidence, which includes nine clinical studies and over 150 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of December 31, 2025, we had an install base of 912 AquaBeam Robotic Systems and HYDROS Robotic Systems globally, including 718 in the United States.
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
We generated revenue of $308.1 million and $224.5 million, for the years ended December 31, 2025 and 2024, respectively, and incurred a net loss of $95.6 million and $91.4 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $641.6 million.
Factors Affecting Our Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. While these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information. These factors include:
•Grow our install base of robotic systems: As of December 31, 2025, we had an install base of 912 robotic systems globally, including 718 in the United States. In the United States, we are initially focused on driving adoption of

Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We target approximately 2,700 hospitals that perform resective BPH procedures in the United States. To penetrate these hospitals, we expect to continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. As we increase our install base of robotic systems, we expect our revenue to increase as a result of the system sale and resulting utilization.
•Increase system utilization: Our revenue is significantly impacted by the utilization of our robotic systems. Once we place a system within a hospital our objective is to establish Aquablation therapy as the surgical treatment of choice for BPH. Within each hospital we are initially focused on targeting urologists who perform medium-to-high volumes of resective procedures and converting their resective cases to Aquablation therapy. To accomplish this, we will continue expanding our team of highly trained Aquablation representatives and clinical specialists who are focused on driving system utilization within the hospital, providing education and training support and ensuring excellent user experiences. As urologists gain experience with Aquablation therapy, we expect to leverage their experiences to capture more surgical volumes and establish Aquablation therapy as the surgical standard of care.
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

The following table presents revenue by significant geographical locations for the periods indicated:

	Year Ended December 31,
	2025	2024
United States	88%	89%
Outside the United States	12%	11%
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
Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling, marketing, clinical affairs, professional education, finance, information technology, and human resource functions. SG&A expenses also include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit fees, legal fees, insurance costs, bad debt expense and general corporate expenses including allocated facilities-related expenses. Post-market clinical study expenses include trial design, site reimbursement, data management and travel expenses. We expect our SG&A expenses to increase in absolute dollars for the foreseeable future as we expand our commercial infrastructure in order for us to execute on our long-term growth plan, though it may fluctuate from quarter to quarter. However, over time, we expect our SG&A expenses to decrease as a percentage of revenue.
Interest and Other Income (Expense), Net
Interest Expense
Interest expense consists primarily of interest expense from our long-term debt.
Interest and Other Income, Net

Interest and other income, net, consists primarily of interest income from our cash and cash equivalents balances, and fair value adjustments from our loan facility derivative liability.
Provision for Income Taxes
The provision for income taxes consists primarily of foreign income taxes, as the Company does not have U.S. federal or state taxable income for the periods presented. As we expand the scale of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future. We have a valuation allowance for our United States deferred tax assets, including federal and state non-operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income in the United States.
Results of Operations
Comparison of Years Ended December 31, 2025 and 2024
The following table shows our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Revenue	$308,054	$224,498	83,556	37
Cost of sales	111,828	87,399	24,429	28
Gross profit	196,226	137,099	59,127	43
Gross margin	64%	61%

Operating expenses:
Research and development	71,277	62,298	8,979	14
Selling, general and administrative	228,808	171,415	57,393	33
Total operating expenses	300,085	233,713	66,372	28
Loss from operations	(103,859)	(96,614)	(7,245)	(7)
Interest expense	(3,586)	(4,184)	598	14
Interest and other income, net	12,063	9,753	2,310	24
Loss before income taxes	(95,382)	(91,045)	(4,337)	(5)
Provision for income taxes	190	368	(178)	(48)
Net loss	$(95,572)	$(91,413)	(4,159)	(5)
Revenue

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
System sales and rentals	$106,132	$90,299	15,833	18
Hand-pieces and other consumables	181,446	121,456	59,990	49
Service	20,476	12,743	7,733	61
Total revenue	$308,054	$224,498	83,556	37
Revenue increased $83.6 million, or 37%, to $308.1 million during the year ended December 31, 2025, compared to $224.5 million during the year ended December 31, 2024. The growth in revenue was primarily attributable to an increase of $15.8 million and $60.0 million in revenues from higher sales volumes of both our robotic systems and our single-use disposable handpieces, respectively.
Cost of Sales and Gross Margin
Cost of sales increased $24.4 million, or 28%, to $111.8 million during the year ended December 31, 2025, compared to $87.4 million during the year ended December 31, 2024. The increase in cost of sales was primarily attributable to the growth in the number of units sold and increase in warranty costs.
Gross margin increased to 64% during the year ended December 31, 2025, compared to 61% for the year ended December 31, 2024. The increase in gross margin was primarily attributable to the growth in unit sales, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units, partially offset by an increase in warranty costs.
Research and Development Expenses
R&D expenses increased $9.0 million, or 14%, to $71.3 million during the year ended December 31, 2025, compared to $62.3 million during the year ended December 31, 2024. The increase in R&D expenses was primarily due to employee-related expenses of our R&D organization such as salaries and wages and stock-based compensation. These expenses support ongoing product improvements and the development of additional and next generation technologies.
Selling, General and Administrative Expenses
SG&A expenses increased $57.4 million, or 33%, to $228.8 million during the year ended December 31, 2025, compared to $171.4 million during the year ended December 31, 2024. The increase in SG&A expenses was primarily due to employee-related expenses of our sales and marketing organization and administrative organizations as we expanded our infrastructure to drive and support our growth in revenue.
Interest Expense
Interest expense of $3.6 million during the year ended December 31, 2025 decreased $0.6 million or 14% compared to fiscal 2024. The decrease was primarily due to decreases in interest rates during the year.
Interest and other income, net, increased $2.3 million to $12.1 million during the year ended December 31, 2025 compared to $9.8 million during the year ended December 31, 2024. The increase in interest and other income, net was primarily due to an increase in average cash balances during the year, partially offset by decreases in interest rates.
Provision for Income Taxes
Provision for income taxes was immaterial for all periods presented.
Liquidity and Capital Resources
Overview
As of December 31, 2025, we had cash and cash equivalents of $286.5 million, an accumulated deficit of $641.6 million, and $52.0 million outstanding on our loan facility. We expect our expenses will increase for the foreseeable future, as we continue to make substantial investments in sales and marketing, operations and research and development. Our future funding requirements will depend on many factors, including:
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
In August 2025, we entered into a second amendment to the loan and security agreement (the “Second Amendment”), which, among other things, modified the repayment terms such that the entire principal amount outstanding is now due on the Maturity Date, replacing the prior repayment schedule of interest-only payments followed by monthly principal amortization payments. After giving effect to the Second Amendment, we are obligated to maintain in collateral accounts held at the lender (a) if our cash and cash equivalents is less than $50.0 million, 100% of our cash and cash equivalents; or (b) if our cash and cash equivalents is greater than or equal to $50.0 million, the greater of (i) $50.0 million or (ii) 50% of our cash and cash equivalents, with amounts exceeding $50.0 million permitted to be held outside of the lender in collateral accounts managed by the lender.
The loan and security agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Under the loan and security agreement, if we maintain less than $100.0 million in available cash, then we are required to meet either one of two financial covenants: a minimum unrestricted cash covenant or a minimum revenue and growth covenant. The minimum unrestricted cash covenant requires that we maintain cash reserve not less than the greater of (i) $20.0 million, (ii) the absolute value of EBITDA losses (if any) for the most recent consecutive four-month period then ended or (iii) the aggregate outstanding principal amount of $52.0 million. The minimum revenue and growth covenant requires our revenue, for the consecutive twelve-month period as of each measurement date, of not less than $50.0 million and of at least 115% as of the last day of the consecutive twelve-month period of the immediately preceding year. If we maintain at least $100.0 million in available cash, then we are not required to meet such financial covenants.

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(48,985)	$(99,213)	$(108,003)
Investing activities	(9,356)	(4,409)	(25,206)
Financing activities	11,193	180,125	167,795
Effect of exchange rates on cash, cash equivalents and restricted cash	(74)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(47,222)	$76,503	$34,586
Net Cash Used in Operating Activities
During the year ended December 31, 2025, net cash used in operating activities was $49.0 million, consisting primarily of a net loss of $95.6 million and an increase in net operating assets of $7.8 million, partially offset by non-cash charges of $54.4 million. The cash used in operations was primarily attributable to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization activities resulted in increases in inventory, accounts receivable, prepaid expenses and other current assets along with long-term assets, accounts payable, accrued compensation, deferred revenue, other accrued liabilities, and accrued interest expense. Non-cash charges consisted primarily of stock-based compensation, bad debt reserves, accruals for excess and obsolete inventory and depreciation.
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
Net Cash Used in Investing Activities
During the year ended December 31, 2025, net cash used in investing activities was $9.4 million, consisting of purchases of property and equipment.
During the year ended December 31, 2024, net cash used in investing activities was $4.4 million, consisting of purchases of property and equipment.
Net Cash Provided by Financing Activities
During the year ended December 31, 2025, net cash provided by financing activities was $11.2 million, consisting primarily of proceeds of $4.8 million from the exercise of stock options and proceeds of $6.4 million from the issuance of common stock under the employee stock purchase plan.
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
Revenue Recognition
Revenue is derived primarily from the sales of the AquaBeam Robotic Systems and HYDROS Robotic Systems, along with handpieces that are for one-time use during each surgery using our robotic systems. Included in the term “sales”, we include sales-type leases accounted for in accordance with ASC 842. Each of our robotic systems contains both software and non-software components that are delivered together as a single product and generally contain a one-year warranty.
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

Intermediary sales - For systems sold to distributors or to leasing companies, revenue is recognized when we transfer control to our intermediary, in accordance with agreed upon shipping terms. We have determined in these type of arrangements the intermediary is our customer.
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
Hand-pieces and other consumables - Revenue from sales of handpieces and other consumables is recognized when control is transferred to the customers, in accordance with agreed upon shipping terms.
Service - Service revenue, inclusive of the amounts associated with the robotic system warranties or extended service agreements, is recognized over the term of the service period, as the customer benefits from the services throughout the service period.
We have determined that certain promises in the multiple-element arrangements, such as installation, training and certain ancillary products, are immaterial, and do not represent separate performance obligations for which transaction price is allocated.
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
Expected Volatility. Since there has been limited company-specific historical volatility, our expected stock price volatility assumptions were determined using a blended volatility, by examining the historical volatilities for industry peers and the volatility of the Company’s stock following our initial public offering. In evaluating similar peers, we consider factors such as industry, stage of life cycle and size.
Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.
Expected Dividend Rate. We assumed the expected dividend rate to be zero as we have never paid dividends and have no current plans to do so.
See Note 8 to our consolidated financial statements included elsewhere in this Annual Report Form 10-K for information concerning certain of the specific assumption we used in applying the Black-Scholes option pricing model to determine the fair value of our stock options granted in the years ended December 31, 2025 and 2024. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to our financial statements contained in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures
Interest Rate Risk
Cash and cash equivalents of $286.5 million as of December 31, 2025, consisted of securities carried at quoted market prices with an original maturity of three months or less and therefore, there is minimal risk associated with fluctuating interest rates. We do not currently use or plan to use financial derivatives in our investment portfolio.
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
Credit Risk
We maintain our cash and cash equivalents with multiple financial institutions in the United States, and our current deposits are in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.
Our accounts receivable primarily relate to revenue from the sale or rental of our products. No customers accounted for greater than 10% of accounts receivable at December 31, 2025. We believe that credit risk in our accounts receivable is mitigated by our credit evaluation process, relatively short collection terms and diversity of our customer base.
Foreign Currency Risk
A portion of our net sales and expenses are denominated in foreign currencies, most notably the British Pound. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States, are payable in foreign currencies and therefore expose us to currency risk. We do not believe that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have had a material impact on our financial statements included elsewhere in this Annual Report on Form 10-K.
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
Years Ended December 31, 2025, and 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PROCEPT BioRobotics Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PROCEPT BioRobotics Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Robotic Systems Revenue Recognition
As described in Notes 2 and 11 to the consolidated financial statements, for the year ended December 31, 2025, the Company recognized system sales and rentals revenue of $106.1 million, which the majority relates to Robotic Systems. The Company’s Robotic Systems sales generally contain multiple products and services and can include a combination of the following performance obligations: robotic system, handpieces and consumables, and service. The Company recognizes revenue as the performance obligations are satisfied by transferring control of the product or service to a customer. For Robotic Systems (including system components and system accessories) sold directly to end users or intermediaries, revenue is recognized when the Company transfers control to the end users or intermediaries, in accordance with agreed upon shipping terms.
The principal considerations for our determination that performing procedures relating to the Robotic Systems revenue recognition is a critical audit matter are the high degree of auditor effort in performing procedures related to the Robotic Systems revenue recognition.
Addressing the matter involved performing procedures in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) evaluating revenue transactions by testing the issuance and settlement of invoices and credit memos, (ii) tracing transactions not settled to a detailed listing of accounts receivable, (iii) confirming a sample of outstanding customer invoice balances at year end and obtaining and inspecting source documents, including invoices, sales contracts, and shipping documents for unpaid invoices, and obtaining subsequent cash receipt for paid invoices, where applicable, for confirmations not returned, and (iv) testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 26, 2026

We have served as the Company’s auditor since 2020.

PROCEPT BioRobotics Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$286,503	$333,725
Accounts receivable, net,	83,533	83,496
Inventory	70,694	56,168
Prepaid expenses and other current assets	9,648	8,453
Total current assets	450,378	481,842
Restricted cash, non-current	3,038	3,038
Property and equipment, net	30,399	26,709
Operating lease right-of-use assets, net	17,538	18,941
Intangible assets, net	709	932
Other assets	6,019	2,555
Total assets	$508,081	$534,017
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,285	$10,032
Accrued compensation	23,175	21,537
Deferred revenue	13,048	9,565
Operating leases, current	2,214	1,910
Loan facility derivative liability	—	2,000
Other current liabilities	10,073	8,089
Total current liabilities	65,795	53,133
Long-term debt	51,615	51,472
Operating leases, non-current	24,654	26,868
Other non-current liabilities	147	324
Total liabilities	142,211	131,797
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value;
Authorized shares: 10,000 at December 31, 2025 and 2024, respectively
Issued and outstanding shares: none at December 31, 2025 and 2024	—	—
Common stock, $0.00001 par value;
Authorized shares: 300,000 at December 31, 2025 and 2024, respectively
Issued and outstanding shares: 56,323 and 54,718 at December 31, 2025 and 2024	—	—
Additional paid-in capital	1,007,390	948,091
Accumulated other comprehensive gain	37	114
Accumulated deficit	(641,557)	(545,985)
Total stockholders’ equity	365,870	402,220
Total liabilities and stockholders’ equity	$508,081	$534,017
The accompanying notes are an integral part of these consolidated financial statements.

PROCEPT BioRobotics Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023

Revenue	$308,054	$224,498	$136,191
Cost of sales	111,828	87,399	65,142
Gross profit	196,226	137,099	71,049
Operating expenses:
Research and development	71,277	62,298	48,446
Selling, general and administrative	228,808	171,415	131,773
Total operating expenses	300,085	233,713	180,219
Loss from operations	(103,859)	(96,614)	(109,170)
Interest expense	(3,586)	(4,184)	(3,995)
Interest and other income (expenses), net	12,063	9,753	7,348
Loss before income taxes	(95,382)	(91,045)	(105,817)
Provision for income taxes	190	368	80
Net loss	$(95,572)	$(91,413)	$(105,897)
Net loss per share, basic and diluted	$(1.72)	$(1.75)	$(2.24)
Weighted-average common shares used to
compute net loss per share attributable to
common shareholders, basic and diluted	55,544	52,125	47,255
Other comprehensive gain (loss):
Foreign currency translation adjustment	(77)	—	—
Unrealized gain on cash equivalents	—	30	90
Comprehensive loss	$(95,649)	$(91,383)	$(105,807)
The accompanying notes are an integral part of these consolidated financial statements.

PROCEPT BioRobotics Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	44,828	$—	$545,753	$(6)	$(348,675)	197,072
Issuance of common stock under stock plans	858	—	6,090	—	—	6,090
Issuance of common stock, net of issuance costs of $10,795	5,085	—	161,705	—	—	161,705
Stock-based compensation expense	—	—	21,692	—	—	21,692
Unrealized gain on cash equivalents	—	—	—	90	—	90
Net loss	—	—	—		(105,897)	(105,897)
Balance at December 31, 2023	50,771	—	735,240	84	(454,572)	280,752
Issuance of common stock under stock plans	2,024	—	15,602	—	—	15,602
Issuance of common stock, net of issuance costs of $11,282	1,923	—	164,523	—	—	164,523
Stock-based compensation expense	—	—	32,726	—	—	32,726
Unrealized gain on cash equivalents	—	—	—	30	—	30
Net loss	—	—	—	—	(91,413)	(91,413)
Balance at December 31, 2024	54,718	$—	948,091	114	(545,985)	402,220
Issuance of common stock under stock plans	1,605	—	11,193	—	—	11,193
Stock-based compensation expense	—	—	48,106	—	—	48,106
Foreign currency translation adjustment	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	(95,572)	(95,572)
Balance at December 31, 2025	56,323	$—	$1,007,390	$37	$(641,557)	$365,870

The accompanying notes are an integral part of these consolidated financial statements.

PROCEPT BioRobotics Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023

Cash flows from operating activities:
Net loss	$(95,572)	$(91,413)	$(105,897)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,390	5,234	3,807
Stock-based compensation expense	47,603	31,840	19,134
Change in fair value in derivative liability	—	114	107
Non-cash lease adjustment	(508)	(383)	13
Provision for credit losses	219	840	—
Inventory write-down	565	1,881	995
(Gain) loss on foreign currency transactions	157	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(898)	(35,960)	(33,103)
Inventory	(14,498)	(17,235)	(9,751)
Prepaid expenses and other current assets	(1,102)	(3,211)	1,051
Other assets	(2,895)	(1,637)	(868)
Accounts payable	6,648	(2,152)	5,789
Accrued compensation	1,590	4,652	3,438
Accrued interest expense	142	134	125
Loan facility liability	(2,000)	—	—
Deferred revenue	3,306	3,716	3,317
Reimbursements for leasehold improvements from operating leases	—	2,596	4,989
Other liabilities	1,868	1,771	(1,149)
Net cash used in operating activities	(48,985)	(99,213)	(108,003)
Cash flows from investing activities:
Purchases of property and equipment	(9,356)	(4,409)	(25,206)
Net cash used in investing activities	(9,356)	(4,409)	(25,206)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	6,362	4,527	3,610
Proceeds from issuance of common stock from the exercise of stock options, net	4,831	11,075	2,480
Proceeds from issuance of common stock, net of issuance costs	—	164,523	161,705
Net cash provided by financing activities	11,193	180,125	167,795
Effect of exchange rates on cash, cash equivalents and restricted cash	(74)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(47,222)	76,503	34,586
Cash, cash equivalents and restricted cash
Beginning of the period	336,763	260,260	225,674
End of the period	$289,541	$336,763	$260,260
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$286,503	$333,725	$257,222
Restricted cash	3,038	3,038	3,038
Cash, cash equivalents and restricted cash in balance sheets	$289,541	$336,763	$260,260
Supplemental cash flow information
Interest paid	$3,463	$3,970	$4,056
Non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$969	$348	$1,863
The accompanying notes are an integral part of these consolidated financial statements.

PROCEPT BioRobotics Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Organization
Description of Business
PROCEPT BioRobotics Corporation (the “Company”) was incorporated in the state of California in 2007 and its headquarters are located in San Jose, California. In April 2021, the Company re-incorporated in the state of Delaware. The Company received U.S. Food and Drug Administration clearance in December 2017 to market its AquaBeam Robotic System, an automated surgical robot providing tissue removal for the treatment of benign prostatic hyperplasia, a prostate gland enlargement condition. On August 20, 2024, the Company received 510(k) clearance from the FDA for its next generation robot system, HYDROS Robotic System.
Liquidity
As of December 31, 2025, the Company had cash and cash equivalents of $286.5 million and an accumulated deficit of $641.6 million. Since its inception, the Company has financed its operations with a combination of debt and equity financing arrangements. The Company expects its cash and cash equivalents, and revenue will be sufficient to fund its operations through at least the next twelve months from the issuance date of these consolidated financial statements. The Company has not achieved positive cash flow from operations to date and expects to continue incurring losses for the foreseeable future as it focuses on growing its business.
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
Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. Unrealized gains and losses, if any, are recorded in other comprehensive gain (loss) and included as a separate component of stockholders’ equity.
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
No customers accounted for more than 10% of revenue during the year ended December 31, 2025, 2024 and 2023. No customers accounted for more than 10% of accounts receivable at December 31, 2025 and 2024.
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
During the year ended December 31, 2025, the Company recognized $9.7 million of revenue that was included in the deferred revenue balance as of December 31, 2024. During the year ended December 31, 2024, the Company recognized $5.9 million of revenue that was included in the deferred revenue balance as of December 31, 2023.
Loan Facility Derivative Liability
In connection with the Company’s previous loan facility (Note 6), the Company is obligated to pay a fee upon the earlier occurrence of a defined liquidity event, including but not limited to, a merger or sale of our assets or voting stock, or achieving a $200.0 million trailing 12 months revenue target, in each case, by September 2029. The fee is calculated at the time of the liquidity event occurrence to be $1.0 million if only the first installment has been drawn, $2.0 million if the first two installments have been drawn, $2.4 million if the first three installments have been drawn, or $3.0 million if all four installments have been drawn, in each case, upon the occurrence of the liquidity event. At the time of extinguishment, the Company has drawn on the first two installments. At December 31, 2024, the Company achieved the 12 month revenue target. The outstanding balance was paid in full during the second fiscal quarter of 2025.
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
The Company invoices its leasing customers on a monthly basis. Short-term leases receivable are reported in accounts receivable and the long-term portion are reported in other assets within the Company’s consolidated balances sheets.
In addition, the Company evaluates each sales-type lease for whether the collectibility of lease payments is reasonably assured and whether there are any significant uncertainties related to the costs yet to be incurred. The Company also assesses whether the lease term includes any renewal or extension options that would impact the revenue recognition pattern.
Revenue Recognition
Revenue is derived primarily from the sales of the AquaBeam Robotic Systems and HYDROS Robotic Systems, along with handpieces that are for one-time use during each surgery using the Company’s robotic systems. Included in the term “sales”, the Company includes sales-type leases accounted for in accordance with ASC 842 described above. The Company’s robotic systems contain both software and non-software components that are delivered together as a single product and generally contain a one-year warranty.
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
Given the release of the next generation robotic system, the HYDROS Robotic System, for a limited period and on a case by case basis, the Company has entered into arrangements with existing customers to sell a HYDROS Robotic System with an exchange of a previously purchased AquaBeam Robotic System for additional consideration. Exchanges have not been material for periods presented.
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
The Company utilizes the practical expedient under ASC 606 and does not disclose unsatisfied performance obligations for service contracts as these contracts generally have an original duration of less than one year. For those contracts with an original duration exceeding one year, the aggregate amount of transaction price allocated to the performance obligations unsatisfied at December 31, 2025 was not material.
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
Hand-pieces and other consumables
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
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model determines the fair value of stock-based payment awards based on the fair market value of the Company’s common stock on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the fair market value of the Company’s common stock, volatility over the expected term of the awards and actual and projected employee stock option exercise behaviors. The Company has opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. Since there has been limited company specific historical volatility, the Company’s expected stock price volatility assumptions were determined using a blended volatility, by examining the historical volatilities for industry peers and the volatility of the Company’s stock following our initial public offering. When selecting these public companies on which it has based its expected stock price volatility, the Company generally selected companies with comparable characteristics to it, including enterprise value, stages of clinical development, risk profiles, position within the industry and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the Company and selected companies’ shares during the equivalent period of the calculated expected term of the share-based payments. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available. The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history of not paying dividends and its expectation that it will not declare dividends for the foreseeable future. The Company has elected to account for forfeitures when they occur.
The Company accounts for the fair value of restricted stock units (“RSUs”) using the closing market price of the Company’s common stock on the date of the grant. Stock-based compensation cost for RSUs is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the requisite service period (generally the vesting period), net of forfeitures.
The Company accounts for the fair value of performance stock units (“PSUs”) using the closing market price of the Company’s common stock on the date of the grant. The awards include predefined performance and market conditions. The Company estimates the number of awards with performance conditions that will ultimately vest based on the probability of achievement each quarter to determine the amount of compensation expense to recognize each reporting period.
Advertising Expenses
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended December 31, 2025, 2024, and 2023 were $0.6 million, $0.5 million, and $0.3 million respectively.
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
Beginning in fiscal 2025, the Company separately presents provision for income taxes on the consolidated statements of operations. In prior years, income tax expense was included in other income (expense) as it was immaterial. Prior year income tax amounts have been reclassified for consistency with the current year’s presentation.

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
For the year ended December 31, 2025 and 2024, substantially all of the Company’s long-lived assets are held in the United States.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for all public entities for fiscal years beginning after December 15, 2024. The ASU should be applied either prospectively or retrospectively. The Company adopted the ASU prospectively and related updates in the year ending December 31, 2025. The adoption of this ASU did not have a material impact on its financial statement disclosures.
Recent Accounting Pronouncements
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
3.    Fair Value Measurements
The following is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31,
	2025				2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$11,417	$—	$—	$11,417	$10,961	$—	$—	$10,961
Cash equivalents	275,086	—	—	275,086	322,764	—	—	322,764
Total cash and cash equivalents	$286,503	$—	$—	$286,503	$333,725	$—	$—	$333,725
The carrying amounts of the Company’s cash, accounts receivable, accounts payable, and loan facility derivative liability approximate their fair values due to their short maturities. The carrying value of the Company’s long-term debt approximates fair value as the debt bears interest at variable SOFR rates at December 31, 2025 and 2024, which is observable at commonly quoted intervals for the full term of the loan, and therefore, is considered a Level 2 item in the fair value hierarchy.
There were no transfers in and out of Level 3 during the years ended December 31, 2025 and 2024.
Loan facility derivative liability
The following table sets forth a summary of the changes in the Company’s loan facility derivative liability, (in thousands):

	Year Ended December 31,
	2025	2024
Beginning of the period	$2,000	$1,886
Payment	(2,000)	$—
Change in fair value	—	114
End of the period	$—	$2,000

The fair value of the loan facility derivative liability as of December 31, 2024 was determined using a discounted cash flow calculation discounted at 6%.

4.    Composition of Certain Consolidated Financial Statement Items
Allowance for credit losses (in thousands):

	December 31,
	2025	2024
Beginning balance	$840	$—
Net changes during the period	219	840
Ending balance	$1,059	$840
Inventory (in thousands):

	December 31,
	2025	2024
Raw materials	$18,617	$18,189
Work-in-process	13,447	11,452
Finished goods	38,630	26,527
Total inventory	$70,694	$56,168
Property and Equipment, Net (in thousands):

	December 31,
	2025	2024
Manufacturing and computer equipment, and furniture and fixtures	$21,842	$19,683
Laboratory equipment	3,590	1,509
Rental equipment	385	597
Leasehold improvements	13,225	12,488
Construction in progress	4,109	262
Total property and equipment	43,151	34,539
Less: accumulated depreciation and amortization	(12,752)	(7,830)
Total property and equipment, net	$30,399	$26,709

Deferred Commission Costs (in thousands):

	December 31,
	2025	2024
Reported as:
Prepaid expenses and other current assets	$438	$357
Other assets	$1,273	$840

Other Current Liabilities (in thousands):

	December 31,
	2025	2024

Accrued purchases	—	97
Professional services	3,198	1,704
Sales tax	1,458	2,068
Interest	291	310
Travel expenses	1,143	1,049
Accrued rebates	939	658
Clinical trial expenses	2,191	1,171
Other	853	1,032
Total other current liabilities	$10,073	$8,089
Interest and Other Income (Expense), net (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest income	$12,219	$10,895	$7,551
Change in fair value of loan facility derivative liability	—	(114)	(107)
Other	(156)	(1,028)	(96)
Total interest and other income, net	$12,063	$9,753	$7,348
5.    Intangible Assets
In March 2019, the Company entered into a license agreement with HydroCision, Inc. This agreement grants the Company an exclusive, perpetual, irrevocable, worldwide, fully paid-up license to develop, manufacture and commercialize products in the field of urology using the patented technology and know-how controlled by HydroCision as of the effective date and as well as new patented technology developed by HydroCision that cover certain activities and improvements that relate to the use of fluid jet technology in connection with the licensed products during the period commencing on the effective date and ending on the earlier of the date that the Company ceases to use HydroCision’s existing contract manufacturers and the third anniversary of the effective date. Also included is the right to utilize HydroCision’s contract manufacturers, if desired. The consideration paid was a one-time upfront payment of $2.5 million, as well as allowing HydroCision (a reciprocal license) to use any new patented technology and know-how developed by the Company relating to the HydroCision patented technology and know-how in the field of urology for HydroCision use outside the field of urology. HydroCision will pay for any patent maintenance fees on HydroCision’s licensed patents. As of December 31, 2025 and 2024, accumulated amortization was $1.8 million and $1.6 million, respectively, and the net carrying amount is expected to be amortized at a rate of $0.3 million per year until fully amortized.
Amortization expense for intangible assets for each of the years ended December 31, 2025, 2024, and 2023 was $0.3 million.
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
The loan borrowed under the Term Loan Facility bears interest at an annual rate equal to the secured overnight financing rate ("SOFR") (calculated based on an adjustment of .10%, .15% and .25%, respectively, for one-month, three-month or six-month term SOFR as of a specified date, subject to a floor of 1.5%) plus an applicable margin of 2.25%. The weighted-average interest rate for the periods ending December 31, 2025, 2024, and 2023 were 6.62%, 7.60%, and 7.32%, respectively.
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
Under the Agreement, if the Company maintains less than $100.0 million in available cash, then the Company is required to meet either one of two financial covenants: a minimum unrestricted cash covenant or a minimum revenue and growth covenant. If the Company maintains at least $100.0 million in available cash, then it is not required to meet such financial covenants. As of December 31, 2025, the Company was in compliance with all debt covenants.

Future minimum annual debt repayments are as follows (in thousands):

Fiscal Year	Amount
2026	—
2027	52,000
Total minimum payments	52,000
Less: amount representing unamortized debt discount	(385)
Present value of future payments	$51,615

7.    Leases
Facility Leases
In December 2021, the Company entered into a lease for two existing buildings, comprising approximately 158,221 square feet of space, located in San Jose, California. The lease commenced in July 2022, and will continue for 122 months following thereafter, with two five year options to extend the term of the lease.
The Company began operations at this facility in September 2023. The lease provides for annual base rent of $4.3 million for the first year, which increases on a yearly basis up to $5.6 million for the tenth year, for an aggregate of $49.2 million. Under the terms of the lease, the Company received an allowance of up to $7.9 million from the landlord to be applied to the Company’s construction of tenant improvements following the landlord’s delivery of the two buildings to the Company. During the year ended December 31, 2022, the Company recorded both a right-of-use asset and liability of $22.7 million related to the lease. The lease agreement provides for an escalation of rent payments each year and the Company records rent expense on a straight-line basis over the term of the lease. Rent is payable monthly. Rent expense recognized under the leases, includes additional rent charges for utilities, parking, maintenance and real estate taxes.
The following table presents supplemental lease information (in thousands, except for weighted-average amounts):

	Year Ended December 31,
	2025	2024	2023
Operating lease expense	$4,531	$5,284	$7,118
Variable lease expense	2,076	1,804	1,282
Total lease expense	$6,607	$7,088	$8,400

Cash paid for amounts included in the measurement of operating lease liabilities	$4,297	$4,172	$5,610

Weighted-average lease term	7.2 years	8.2 years	9.2 years
Weighted-average discount rate	8.6%	8.6%	8.5%

Future minimum annual operating lease payments are as follows (in thousands):

Fiscal Year	Amount
2026	$4,426
2027	4,808
2028	4,952
2029	5,101
2030	5,254
Thereafter	11,942
Total minimum payments	36,483
Less: amount representing interest/tenant improvement allowance	(9,615)
Present value of future payments	$26,868

As of December 31, 2025 and 2024, the Company’s security deposit is in the form of, and recorded as, restricted cash.
Lessor Information for Robotic Systems
Contractual maturities of gross lease receivables as of December 31, 2025 are as follows (in thousands):

Fiscal Year	Amount
2026	$1,397
2027	1,275
2028	1,274
2029	1,137
2030 and thereafter	746
Total	$5,829

Leases receivable relating to sales-type lease arrangements are presented on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2025	2024
Reported as:
Accounts receivable	$905	$157
Other assets	3,896	1,514
Net investment in sales-type leases	$4,801	$1,671

	December 31,
	2025	2024
Gross receivables	$5,829	$2,097
Unearned interest income	(1,028)	(426)
Net investment in sales-type leases	$4,801	$1,671
The components of income from sales-type leases are as follows:

	December 31,
	2025	2024	2023
Sales-type lease revenue	$3,017	$1,357	$417
Interest income	$187	$28	$—
8.    Stock-Based Compensation
2021 Equity Incentive Award Plan
In September 2021, the Company adopted the 2021 Equity Incentive Award Plan (the “2021 Plan”), which allows for the granting of stock options and stock purchase rights to the employees, members of the board of directors, and consultants of the Company. A total of 13,002,624 shares of common stock were reserved for issuance under the 2021 Plan. Options granted under the 2021 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to the Company’s employees, including officers and directors who are also employees. NSOs may be granted to employees and consultants.
Options under the 2021 Plan may be granted for periods of up to 10 years and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant.
Granted options for newly hired employees usually vest over four years monthly with a one-year cliff vesting, and follow-on options vest monthly over four years with no cliff vesting. Options granted to consultants have various vesting schedules depending on the underlying consulting arrangement and anticipated period of service. Granted RSUs usually vest over four years quarterly with a one-year cliff vesting. PSUs are awarded to executives of the Company and generally time vest over a period of up to three years. Vesting of PSUs is generally contingent upon achievement of applicable performance metrics. As of December 31, 2025, there were 5.2 million shares available for grant and 3.6 million awards outstanding under the 2021 Plan.
2008 Stock Plan
The Company ceased making awards under the 2008 Stock Plan upon the effective date of the Company’s IPO. In 2008, the Company adopted the 2008 Stock Plan (the “2008 Plan”), which allows for the granting of stock options and stock purchase rights to the employees, members of the board of directors, and consultants of the Company. Options granted under the 2008 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to the Company’s employees, including officers and directors who are also employees. NSOs may be granted to employees and consultants. Options granted under the 2008 Plan started expiring in August 2021. Options outstanding under the 2008 Plan will expire upon forfeiture. As of December 31, 2025, 2.3 million options were outstanding under the 2008 Plan.
2021 Employee Stock Purchase Plan
In September 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The 2021 ESPP became effective on the effective date of the IPO. A total of 412,988 shares were initially reserved for issuance under the 2021 ESPP. Additionally, the number of shares of common stock reserved for issuance under the 2021 ESPP will increase automatically each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; or (2) such lesser number as determined by the Company’s board of directors. The number of shares that may be issued under the 2021 ESPP shall not exceed a total of 10,526,315 shares. As of December 31, 2025, approximately

556,000 shares have been issued under the 2021 ESPP. As of December 31, 2025, there were 1.8 million shares available for grant under the 2021 ESPP.
Total stock-based compensation recognized, before taxes, are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of sales	$9,338	$6,913	$2,493
Research and development	11,236	8,018	4,798
Sales, general and administrative	31,950	20,819	14,401
Stock-based compensation capitalized in inventory	(4,921)	(3,910)	(2,558)
Total stock-based compensation	$47,603	$31,840	$19,134
Stock Options
A summary of the Company’s stock option activity and related information are as follows (options in thousands):

	Year Ended
	December 31, 2025
	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,795	$11.56
Granted	555	43.95
Exercised	(785)	6.16
Cancelled/forfeited	(121)	40.72
Outstanding, end of period	3,444	17.00
Vested and expected to vest	3,444	17.00
Exercisable	2,796	11.23
The weighted-average grant date fair value of options granted during the years of December 31, 2025 and 2024 was $25.24 and $28.52, respectively. As of December 31, 2025, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $61.0 million and options outstanding were $61.0 million. The aggregate pre-tax intrinsic value of options exercised was $31.7 million and $92.1 million during the years ended December 31, 2025 and 2024, respectively. The aggregate pre-tax intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. The total fair value of options vested was $6.2 million and $5.6 million during the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, total unrecognized stock-based compensation related to unvested stock options was $14.0 million, which the Company expects to recognize over a remaining weighted-average period of 3.0 years.
The fair value of the options granted to employees or directors was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Year Ended December 31,
	2025	2024	2023
Expected life (years)	6.1	6.0	6.0
Expected volatility	57%	57%	57%
Risk-free interest rate	3.9%	4.1%	4.0%
Expected dividend rate	—%	—%	—%
Weighted-average fair value	$25.24	$28.52	$21.02

Restricted Stock Units
A summary of the Company’s RSU activity and related information are as follows (RSUs in thousands):

	Year Ended
	December 31, 2025
	Restricted Stock Units	Weighted-Average Fair Value
Unvested, beginning of period	1,894	$45.36
Granted	1,395	51.29
Vested	(633)	44.90
Cancelled/forfeited	(310)	48.25
Unvested, end of period	2,346	48.63
The weighted-average grant date fair value of RSUs granted during the years of December 31, 2025 and 2024 was $51.29 and $53.31, respectively.
As of December 31, 2025, the aggregate pre-tax intrinsic value of RSUs outstanding was $73.8 million, calculated based on the closing price of the Company’s common stock at the end of the period.
As of December 31, 2025, total unrecognized stock-based compensation related to unvested RSUs was $88.8 million, which the Company expects to recognize over a remaining weighted-average period of 2.8 years.
Performance Stock Units
A summary of the Company’s PSU activity and related information are as follows (PSUs in thousands):

	Year Ended
	December 31, 2025
	Performance Stock Units	Weighted-Average Fair Value
Unvested, beginning of period	81	$73.20
Granted	57	60.60
Cancelled/forfeited	(23)	70.14
Vested	—	—
Unvested, end of period	115	67.62
As of December 31, 2025, the aggregate pre-tax intrinsic value of PSUs outstanding was $3.6 million, calculated based on the closing price of the Company’s common stock at the end of the period.
As of December 31, 2025, total unrecognized stock-based compensation related to unvested PSUs was $2.7 million, which the Company expects to recognize over a remaining weighted-average period of 1.1 years.

Employee Stock Purchase Plan
As of December 31, 2025, there was approximately $3.3 million of unrecognized cost related to employee stock purchases under the 2021 ESPP. This cost is expected to be recognized over a weighted average period of 0.6 years. As of December 31, 2025, a total of 1.8 million shares were available for issuance under the 2021 ESPP.
The fair value of the options granted under the 2021 ESPP to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Year Ended December 31,
	2025	2024	2023
Expected life (years)	0.7	0.8	0.7
Expected volatility	55%	55%	53%
Risk-free interest rate	4.1%	5.0%	5.1%
Expected dividend rate	—%	—%	—%
Weighted-average fair value	$15.49	$26.20	$11.20
9.    Income Taxes
Loss before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	$(95,890)	$(91,462)	$(106,068)
Foreign	508	417	251
Total loss before provision for income taxes	$(95,382)	$(91,045)	$(105,817)
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	190	368	80
Total provision for income taxes	$190	$368	$80
Income taxes paid, net of refunds, consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	$—	$—	$—
State	—	—	—
Foreign	118	80	90
Total cash paid for income taxes, net of refunds	$118	$80	$90
Reconciliation between taxes at the federal statutory rate and the income tax provision, subsequent to the adoption of ASU 2023-09, for the year ended December 31, 2025, was as follows (amount in thousands):

	Year Ended December 31, 2025
	Amount	Percentage
U.S. federal statutory tax rate	$(20,030)	21%
State and local income taxes, net of federal income tax effect	—	—
Foreign tax effects	83	—
Effect of cross-border tax laws	89	—
Tax credits:
Research and development tax credits	(1,956)	2
Changes in valuation allowance	21,715	(23)
Nontaxable or nondeductible items	289	—
Changes in unrecognized tax benefits	—	—
Effective tax rate	$190	—%
Reconciliation between the tax provision computed at the federal statutory income tax rate and the Company's actual effective income tax rate for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, was as follows:

	Year Ended December 31,
	2024	2023
U.S. federal statutory tax rate	21%	21%
R&D tax credit	2	1
Stock-based compensation	9	(1)
Other permanent differences	(1)	—
Change in valuation allowance	(31)	(21)
Total	—%	—%
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
Significant components of net deferred tax assets are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$109,932	$96,477
Property and equipment	874	583
R&D tax credit	16,152	12,849
Stock-based compensation	6,864	5,041
Capitalized R&D expenses	39,750	32,306
Inventory	3,960	2,747
Lease liability	6,582	7,059
Accruals and reserves	3,290	3,738
Total deferred tax assets	187,404	160,800
Valuation allowance	(182,986)	(156,145)
Net deferred tax assets	4,418	4,655
Deferred tax liabilities:
Right-of-use assets	(4,418)	(4,655)
Total deferred tax liabilities	(4,418)	(4,655)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company's history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. The valuation allowance increased by $26.8 million during the year ended December 31, 2025. This increase primarily reflects additional deferred tax assets generated during the year, principally related to net operating loss carryforwards, capitalized research and development expenses, and research and development tax credits. The valuation allowance increased by $34.7 million during the ended December 31, 2024, primarily due to similar factors. The valuation allowance increased by $27.4 million during the year ended December 31, 2023, primarily due to similar factors.
As of December 31, 2025 and 2024, the Company has U.S. federal net operating loss (“NOL”) carryforwards of approximately $446.9 million and $391.9 million, respectively, expiring beginning 2028. As of December 31, 2025 and 2024, the Company has U.S. state and local NOL carryforwards of approximately $281.5 million and $242.2 million, respectively, expiring beginning 2028.
As of December 31, 2025 and 2024, the Company has federal research and development credit carryforwards of approximately $13.2 million and $10.6 million, respectively, available to reduce future taxable income, if any. As of December 31, 2025 and 2024, the Company has California research and development credit carryforwards of approximately $10.6 million and $8.3 million, respectively, available to reduce future taxable income, if any.
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
The Company files federal, state, and foreign income tax returns. The tax periods 2008 through 2025 remain open in most jurisdictions. In addition, any tax losses that were generated in prior years and carried forward may also be subject to examination by respective authorities. The Company is not currently under examination by federal, state or foreign income tax authorities.
On July 4, 2025, new federal tax legislation was signed into law. The legislation includes significant revisions to U.S. corporate income tax laws, including, among other provisions, restoring the option for immediate expensing of certain U.S.-based research and development expenditures and making permanent the ability to claim first-year bonus depreciation on qualified property. The legislation also modifies certain aspects of U.S. taxation of foreign earnings, including changes to the taxation of Net CFC Tested Income (formerly referred to as global intangible low-taxed income (“GILTI”)) and foreign-derived deduction eligible income, as well as revisions to foreign tax credit rules. The enactment of the legislation did not have a material impact on the Company’s consolidated financial statements due to the Company’s cumulative losses and full valuation allowance position.
A reconciliation of the change in the unrecognized tax benefit during the year is as follows (in thousands):

	December 31,
	2025	2024	2023
Beginning of year	$4,719	$3,392	$2,700
Additions for tax positions related to:
Current year	1,243	1,327	842
Prior years	(22)	—	(150)
End of year	$5,940	$4,719	$3,392
As of December 31, 2025, the Company had a total of $5.9 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization. The Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.
The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2025, the Company has not accrued interest or penalties related to uncertain tax positions.

10.    Net Loss Per Share
Net loss per share was determined as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net loss	$(95,572)	$(91,413)	$(105,897)
Weighted-average common stock outstanding	55,544	52,125	47,255
Net loss per share, basic and diluted	$(1.72)	$(1.75)	$(2.24)
The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	December 31,
	2025	2024	2023
Common stock options	3,444	3,795	5,215
Restricted and performance stock units	2,461	1,975	1,565
Employee stock purchase plan	336	56	80
Total	6,241	5,826	6,860

11.    Geographical Information
The following table presents revenue disaggregated by type and geography (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.
System sales and rentals	$93,000	$78,614	$53,626
Handpieces and other consumables	159,669	110,542	64,051
Service	17,709	11,316	6,620
Total U.S. revenue	270,378	200,472	124,297
Outside of U.S.
System sales and rentals	13,132	11,685	5,294
Handpieces and other consumables	21,777	10,914	5,471
Service	2,767	1,427	1,129
Total outside of U.S. revenue	37,676	24,026	11,894
Total revenue	$308,054	$224,498	$136,191
12.    Commitments and Contingencies
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
13.    Defined Contribution Plan
The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Employer contributions were $3.4 million, $2.4 million, and $1.5 million for the year ended December 31, 2025, 2024, and 2023, respectively.

Item 9. Changes in and Disagreements with Accountants
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO and CFO and effected by our Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025.
Management assessed our internal control over financial reporting as of December 31, 2025 using the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective, based on these criteria. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated within their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
During the quarter ended December 31, 2025, no director or officer of the Company informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
On February 25, 2026, the Compensation Committee approved an additional discretionary cash bonuses for each of Kevin Waters, the Company’s Chief Financial Officer, of approximately $45,000, and Alaleh Nouri, the Company’s Chief Legal Officer and Corporate Secretary, of approximately $39,000, among other direct reports of the Chief Executive

Officer, to support business and leadership continuity during the Company’s leadership transition, each payable on March 20, 2026, subject to continued employment through the payment date.

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

4.1
Description of PROCEPT BioRobotics Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the registrant’s annual report on Form 10-K for the year ended December 31, 2021 (File No. 001-40797))

10.1+
Offer Letter, by and between the Registrant and Reza Zadno, Ph.D., dated as of January 31, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.2+
Offer Letter, by and between the Registrant and Kevin Waters, dated as of August 7, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.3+
Offer Letter, by and between the Registrant and Hisham Shiblaq, dated as of March 21, 2019 (incorporated by reference to Exhibit 10.3 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.4+
Offer Letter, by and between the Registrant and Alaleh Nouri, dated as of May 15, 2018 (incorporated by reference to Exhibit 10.18 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2023 (File No. 001-40797))

10.5+
Employee Agreement, by and between the Registrant and Larry Wood, dated as of July 23, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on July 25, 2025 (File No. 001-40797))

10.6+	Amended and Restated 2008 Stock Plan (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.6(a)+
Form of Stock Option Agreement under the Amended and Restated 2008 Stock Plan (incorporated by reference to Exhibit 10.4(a) to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.7	Form of Indemnification and Advancement Agreement (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.8
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

10.10*	Non-Employee Director Compensation Program

10.11+	2021 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.11(a)+	Form of Stock Option Agreement under the 2021 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.11(a) to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.11(b)+
Form of Restricted Stock Unit Agreement under the 2021 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.11(b) to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.11(c)+
Form of Performance Stock Unit Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ending March 31, 2024 (File No. 001-40797))

10.11(d)+#
Form of Performance Stock Unit Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ending March 31, 2025 (File No. 001-40797))

10.12+
Amended and Restated 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ending September 30, 2024 (File No. 001-40797))

10.14+
Amended and Restated Change of Control Severance Agreement, by and between the Registrant and Kevin Waters, dated September 17, 2021 (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-1 (File No. 333-258898))

10.16+
Amended and Restated Change of Control Severance Agreement, by and between the Registrant and Alaleh Nouri, dated September 17, 2021 (incorporated by reference to Exhibit 10.19 to the registrant’s quarterly report of Form 10-Q for the period ended March 31, 2023 (File No. 001-40797))

10.17
Loan and Security Agreement, by and among Canadian Imperial Bank of Commerce, the Registration, and each Borrower and Guarantor from time to time, dated as of October 6, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 10, 2022 (File No. 001-40797))

10.17(a)
First Amendment to Loan and Security Agreement, by and between Canadian Imperial Bank of Commerce and the Registrant, dated June 1, 2023 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 2, 2023 (File No. 001-40797))

10.17(b)
Second Amendment to Loan and Security Agreement, by and between Canadian Imperial Bank of Commerce and the Registrant, dated August 6, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2025 (File No. 001-40797))

10.18	Form of Change in Control and Severance Agreement non-CEO. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 18, 2025 (File No. 001-40797))

10.19#
Confidential Exclusive Patent License and Covenant Not to Sue, by and between the Registrant and HydroCision, Inc., dated March 14, 2019 (incorporated by reference to Exhibit 10.7(d) to the registrant’s annual report on Form 10-K for the year ended December 31, 2022 (File No. 001-40797))

10.20+
Transition Consulting and Retirement Agreement, by and between the Registrant and Reza Zadno, (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on July 23, 2025 (File No. 001-40797))

19.1	Insider Trading Compliance Policy and Procedures (incorporated by reference to Exhibit 19.1 to the registrant’s annual report on Form 10-K/A for the year ended December 31, 2024 (File No. 001-40797))

21.1*	List of subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the registrant’s annual report on Form 10-K for the year ended December 31, 2023 (File No. 001-40797))

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

PROCEPT BIOROBOTICS CORPORATION

Date:	February 26, 2026	By:	/s/ Larry Wood
			Name:	Larry Wood
			Title:	Chief Executive Officer
SIGNATURES AND POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry Wood and Kevin Waters, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Wood	President, Chief Executive Officer and Director	February 26, 2026
Larry Wood	(principal executive officer)

/s/ Kevin Waters	EVP, Chief Financial Officer	February 26, 2026
Kevin Waters	(principal financial and accounting officer)

/s/ Thomas M. Prescott	Director and Chair of the Board	February 26, 2026
Thomas M. Prescott

/s/ Antal Desai	Director	February 26, 2026
Antal Desai

/s/ Amy Dodrill	Director	February 26, 2026
Amy Dodrill

/s/ Mary Garrett	Director	February 26, 2026
Mary Garrett

/s/ Taylor Harris	Director	February 26, 2026
Taylor Harris

/s/ Elisabeth Little	Director	February 26, 2026
Elisabeth Little

/s/ Frederic Moll, M.D.	Director	February 26, 2026
Frederic Moll, M.D.