Form 10-Q
period 2026-03-31
PROCEPT BioRobotics Corp
filed 2026-04-30
CIK 1588978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

The registrant had outstanding 56,918,844 shares of common stock as of April 24, 2026.

PROCEPT BioRobotics Corporation
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended March 31, 2026
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

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$245,641	$286,503
Accounts receivable, net	96,388	83,533
Inventory	77,536	70,694
Prepaid expenses and other current assets	8,469	9,648
Total current assets	428,034	450,378
Restricted cash, non-current	3,038	3,038
Property and equipment, net	31,739	30,399
Operating lease right-of-use assets, net	17,162	17,538
Intangible assets, net	640	709
Other assets	6,449	6,019
Total assets	$487,062	$508,081
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,851	$17,285
Accrued compensation	18,476	23,175
Deferred revenue	13,702	13,048
Operating lease, current	2,358	2,214
Other current liabilities	10,249	10,073
Total current liabilities	63,636	65,795
Long-term debt	51,664	51,615
Operating lease, non-current	23,974	24,654
Other non-current liabilities	121	147
Total liabilities	139,395	142,211
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value;
Authorized shares: 10,000 at March 31, 2026 and December 31, 2025
Issued and outstanding shares: none at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value;
Authorized shares: 300,000 at March 31, 2026 and December 31, 2025
Issued and outstanding shares: 56,897 and 56,323 at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,020,881	1,007,390
Accumulated other comprehensive gain (loss)	(19)	37
Accumulated deficit	(673,195)	(641,557)
Total stockholders’ equity	347,667	365,870
Total liabilities and stockholders’ equity	$487,062	$508,081
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$83,132	$69,162
Cost of sales	29,185	25,001
Gross profit	53,947	44,161
Operating expenses:
Research and development	21,465	16,402
Selling, general and administrative	65,088	55,197
Total operating expenses	86,553	71,599
Loss from operations	(32,606)	(27,438)
Interest expense	(818)	(877)
Interest and other income, net	1,743	3,531
Loss before provision for income taxes	(31,681)	(24,784)
Provision for income taxes	(43)	(47)
Net loss	$(31,638)	$(24,737)
Net loss per share, basic and diluted	$(0.56)	$(0.45)
Weighted-average common shares used to
compute net loss per share attributable to
common shareholders, basic and diluted	56,511	54,917
Other comprehensive loss:
Foreign currency translation adjustment	(56)	109
Comprehensive loss	$(31,694)	$(24,628)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	56,323	$—	$1,007,390	$37	$(641,557)	$365,870
Issuance of common stock under stock plans	574	—	222	—	—	222
Stock-based compensation expense	—	—	13,269	—	—	13,269
Foreign currency translation adjustment	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	(31,638)	(31,638)
Balance at March 31, 2026	56,897	$—	$1,020,881	$(19)	$(673,195)	$347,667

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	54,718	$—	$948,091	$114	$(545,985)	$402,220
Issuance of common stock under stock plans	560	—	1,298	—	—	1,298
Stock-based compensation expense	—	—	10,267	—	—	10,267
Foreign currency translation adjustment	—	—	—	109	—	109
Net loss	—	—	—	—	(24,737)	(24,737)
Balance at March 31, 2025	55,278	$—	$959,656	$223	$(570,722)	$389,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(31,638)	$(24,737)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,735	1,475
Stock-based compensation expense	13,072	10,108
Non-cash lease adjustment	(159)	(127)
Provision for credit losses	195	300
Inventory write-down	274	330
Loss on foreign currency transactions	297	—
Changes in operating assets and liabilities:
Accounts receivable, net	(13,317)	3,929
Inventory	(7,027)	(6,282)
Prepaid expenses and other current assets	1,167	576
Other assets	(431)	(395)
Accounts payable	1,536	3,754
Accrued compensation	(4,688)	(6,561)
Accrued interest expense	49	25
Deferred revenue	628	235
Other liabilities	180	390
Net cash used in operating activities	(38,127)	(16,980)
Cash flows from investing activities:
Purchases of property and equipment	(2,914)	(1,836)
Net cash used in investing activities	(2,914)	(1,836)
Cash flows from financing activities:
Proceeds from issuance of common stock from the exercise of stock options	222	1,298
Net cash provided by financing activities	222	1,298
Effect of exchange rates on cash, cash equivalents and restricted cash	(42)	—
Net decrease in cash, cash equivalents and restricted cash	(40,861)	(17,518)
Cash, cash equivalents and restricted cash
Beginning of the period	289,540	336,763
End of the period	$248,679	$319,245
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$245,641	$316,207
Restricted cash	3,038	3,038
Cash, cash equivalents and restricted cash in balance sheets	$248,679	$319,245
Supplemental cash flow information
Interest paid	$801	$885
Non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$1,061	$1,388
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

Unaudited Interim Financial Statements
The accompanying balance sheet as of March 31, 2026, the statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2026 and 2025, and the statements of stockholders’ equity as of March 31, 2026 and 2025, are unaudited. The financial data and other information disclosed in these notes to the financial statements related to March 31, 2026, and the three months ended March 31, 2026 and 2025, are also unaudited. The accompanying balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of March 31, 2026, and the results of its operations and cash flows for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, or for any other interim period or for any future year and should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report.
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

Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. The Company adopted this ASU effective January 1, 2026. The ASU did not have a material impact to the Company’s financial statements.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removes all references to prescriptive and sequential software development stages (referred to as “project stages”) and requires companies to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to complete recognition threshold”). ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact to the Company’s financial statements.

3.    Fair Value Measurements
The following is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$12,229	$—	$—	$12,229	$11,417	$—	$—	$11,417
Cash equivalents	233,412	—	—	233,412	275,086	—	—	275,086
Total cash and cash equivalents	$245,641	$—	$—	$245,641	$286,503	$—	$—	$286,503
Cash equivalents consist primarily of money market deposit funds.
The carrying value of the Company’s long-term debt approximates fair value as the debt bears interest at variable SOFR rates at March 31, 2026 and December 31, 2025, which is observable at commonly quoted intervals for the full term of the loan, and therefore, is considered a Level 2 item in the fair value hierarchy.

4.    Balance Sheet Components
Allowance for credit losses (in thousands):

	March 31,	December 31,
	2026	2025
Beginning balance	$1,059	$840
Net changes during the period	195	219
Ending balance	$1,254	$1,059

Inventory (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$23,334	$18,617
Work-in-process	12,832	13,447
Finished goods	41,370	38,630
Total inventory	$77,536	$70,694
Property and equipment, net, (in thousands):

	March 31,	December 31,
	2026	2025
Manufacturing and computer equipment, and furniture and fixtures	$26,275	$21,842
Laboratory equipment	4,675	3,590
Rental equipment	499	385
Leasehold improvements	13,225	13,225
Construction in progress	1,483	4,109
Total property and equipment	46,157	43,151
Less: accumulated depreciation and amortization	(14,418)	(12,752)
Total property and equipment, net	$31,739	$30,399

Deferred commission costs, (in thousands):

	March 31,	December 31,
	2026	2025
Reported as:
Prepaid expenses and other current assets	$469	$438
Other assets	$1,273	$1,273

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

The loan borrowed under the Term Loan Facility bears interest at an annual rate equal to the secured overnight financing rate or SOFR (calculated based on an adjustment of .10%, .15% and .25%, respectively, for one-month, three-month or six-month term SOFR as of a specified date, subject to a floor of 1.5%) plus an applicable margin of 2.25%. The weighted-average interest rate for the periods ending March 31, 2026 and 2025 were 5.9%, and 6.6%, respectively.
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
Under the Loan Agreement, if the Company maintains less than $100.0 million in available cash, then the Company is required to meet either one of two financial covenants: a minimum unrestricted cash covenant or a minimum revenue and growth covenant. If the Company maintains at least $100.0 million in available cash, then it is not required to meet such financial covenants. As of March 31, 2026, the Company was in compliance with all debt covenants.
Future minimum annual debt repayments are as follows (in thousands):

Fiscal Year	Amount
2026	—
2027	52,000
Total minimum payments	52,000
Less: amount representing unamortized debt discount	(336)
Present value of future payments	$51,664

6.    Leases
Facility Lease
In December 2021, the Company entered into a lease for two existing buildings, comprising approximately 158,221 square feet of space, located in San Jose, California. The lease commenced in July 2022, and will continue for 122 months following thereafter, with two five year options to extend the term of the lease.
Rent expense recognized under the lease, including additional rent charges for utilities, parking, maintenance, and real estate taxes, was $1.4 million and $1.6 million for the three months ended March 31, 2026 and 2025.
Future minimum annual operating lease payments are as follows (in thousands):

As of March 31, 2026	Amount
2026	$3,319
2027	4,808
2028	4,952
2029	5,101
2030	5,254
Thereafter	11,943
Total minimum payments	35,377
Less: amount representing interest/unamortized debt discount	(9,045)
Present value of future payments	26,332
Less: current portion	(2,358)
Non-current portion	$23,974
As of March 31, 2026 and December 31, 2025, the Company’s security deposit is in the form of, and recorded as, restricted cash.
Lessor Information for Robotic Systems
Contractual maturities of gross lease receivables as of March 31, 2026 are as follows (in thousands):

Fiscal Year	Amount
2026	$1,048
2027	1,274
2028	1,274
2029	1,137
2030 and thereafter	747
Total	$5,480

	March 31,	December 31,
	2026	2025
Gross receivables	$5,480	$5,829
Unearned interest income	(701)	(1,028)
Net investment in sales-type leases	$4,779	$4,801
The components of income from sales-type leases are as follows:

	Three Months Ended March 31,
	2026	2025
Sales-type lease revenue	$—	$—
Interest income	$84	$38
Leases receivable relating to sales-type lease arrangements are presented on the Company’s consolidated balance sheets as follows (in thousands):

	March 31,	December 31,
	2026	2025
Reported as:
Accounts receivable	$1,013	$905
Other assets	3,766	3,896
Net investment in sales-type leases	$4,779	$4,801

7.    Stock-Based Compensation
Total stock-based compensation recognized, before taxes, are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of sales	$2,694	$2,187
Research and development	3,241	2,525
Sales, general and administrative	8,583	6,569
Stock-based compensation capitalized in inventory	(1,446)	(1,173)
Total stock-based compensation	$13,072	$10,108
Stock Options
The Company had 8.0 million shares available for grant as of March 31, 2026 under the 2021 Equity Incentive Award Plan, or 2021 Plan.
A summary of the Company’s stock option activity and related information are as follows (options in thousands):

	Three Months Ended
	March 31, 2026
	Number of Shares	Weighted-Average Exercise Price
Outstanding, beginning of period	3,444	$17.00
Granted	293	25.35
Exercised	(56)	3.96
Forfeited	—	—
Outstanding, end of period	3,681	17.87
Vested and expected to vest	3,681	17.87
Exercisable	2,774	11.75
As of March 31, 2026 and December 31, 2025, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $44.7 million and $61.0 million, respectively, and the aggregate pre-tax intrinsic value of options outstanding were $44.7 million and $61.0 million, respectively. The aggregate pre-tax intrinsic value of options exercised was $1.4 million and $8.7 million during the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, there was a total of $16.9 million of unrecognized stock-based compensation expense related to stock options.
The fair value of the options granted to employees or directors was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended March 31,
	2026	2025
Expected life (years)	6.0	6.0
Expected volatility	64%	58%
Risk-free interest rate	3.8%	4.0%
Expected dividend rate	—%	—%
Weighted-average fair value	$15.60	$35.00
Restricted Stock Units

A summary of the Company’s restricted stock unit, or RSU, activity and related information are as follows (RSUs in thousands):

	Three Months Ended
	March 31, 2026
	Number of Shares	Weighted-Average Fair Value
Unvested, beginning of period	2,346	$48.63
Awarded	2,195	25.54
Forfeited	(71)	43.29
Vested	(484)	47.28
Unvested, end of period	3,986	36.18
As of March 31, 2026, there was a total of $130.3 million of unrecognized stock-based compensation expense related to RSUs.
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

During the three months ended March 31, 2026, the Company awarded PSU shares with both a performance and service condition.

A summary of the Company’s PSU activity and related information are as follows (PSUs in thousands):

	Three Months Ended
	March 31, 2026
	Number of Shares	Weighted-Average Fair Value
Unvested, beginning of period	115	$67.62
Awarded	285	25.35
Forfeited	—	—
Vested	(34)	82.14
Performance change	(52)	66.36
Unvested, end of period	314	27.85
As of March 31, 2026, total unrecognized stock-based compensation related to unvested PSUs was $7.6 million.

Employee Stock Purchase Plan
During the period ended March 31, 2026, there were no stock purchases under the Employee Stock Purchase Plan, or ESPP. As of March 31, 2026, there was approximately $2.1 million of unrecognized cost related to the Employee Stock Purchase Plan, or ESPP. This cost is expected to be recognized over a weighted average period of 0.4 years. As of March 31, 2026, a total of 2.4 million shares were available for issuance under the ESPP.

8.    Net Loss Per Share
Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net loss	$(31,638)	$(24,737)
Weighted-average common stock outstanding	56,511	54,917
Net loss per share, basic and diluted	$(0.56)	$(0.45)
The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	March 31,
	2026	2025
Stock options	3,681	3,744
Restricted and performance stock units	4,300	2,235
Employee stock purchase plan	336	56
Total	8,317	6,035
9.    Revenue
The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended March 31,
	2026	2025
U.S.
System sales and rentals	$23,386	$18,687
Handpieces and other consumables	43,018	38,011
Service	5,614	3,596
Total U.S. revenue	72,018	60,294
Outside of U.S.
System sales and rentals	3,853	3,853
Handpieces and other consumables	6,372	4,477
Service	889	538
Total outside of U.S. revenue	11,114	8,868
Total revenue	$83,132	$69,162
During the three months ended March 31, 2026, the Company recognized $5.2 million of revenue, that was included in the deferred revenue balance as of December 31, 2025. During the three months ended March 31, 2025, the Company recognized $4.0 million of revenue, that was included in the deferred revenue balance as of December 31, 2024.

10.    Segment, Geographical, and Customer Concentration
The Company operates as a single operating segment. The Company’s chief operating decision maker, or CODM, its Chief Executive Officer, reviews the Company’s forecast, as well as budget to actual financial information, as key inputs to making decisions on resource allocation and assessing the performance of the business. The CODM monitors budget versus actual results using income (loss) from operations, income (loss) before provision for income taxes, and net income (loss).
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
No customers accounted for more than 10% of revenue during the three months ended March 31, 2026 and 2025.
No customer accounted for more than 10% of accounts receivable at March 31, 2026 and December 31, 2025.
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended March 31,
	2026	2025
United States	87%	87%
Outside the United States	13%	13%
No individual country outside the United States accounted for more than 10% of the Company’s revenue for the periods presented.
11.    Commitments and Contingencies
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any material claims or been required to defend any action related to its indemnification obligations. As of March 31, 2026 and December 31, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
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

12.    Defined Contribution Plan
The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on both a pre-tax and after-tax basis. Employer contributions were $1.2 million and $0.9 million for the three months ended March 31, 2026 and 2025.

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
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System and HYDROS Robotic System, which are advanced, image-guided, surgical robotic systems for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. Each of our robotic systems employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We designed our robotic systems to enable consistent and reproducible BPH surgery outcomes. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that is independent of prostate size and shape, and delivers resection independent of surgeon experience. We have developed a significant and growing body of clinical evidence, which includes nine clinical studies and over 150 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of March 31, 2026, we had an install base of 971 AquaBeam Robotic Systems and HYDROS Robotic Systems globally, including 765 in the United States.
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
We generated revenue of $83.1 million and incurred a net loss of $31.6 million for the three months ended March 31, 2026, compared to revenue of $69.2 million and a net loss of $24.7 million for the three months ended March 31, 2025. As of March 31, 2026, we had cash and cash equivalents of $245.6 million and an accumulated deficit of $673.2 million.

Factors Affecting Our Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. While these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information. These factors include:
•Grow our install base of robotic systems: As of March 31, 2026, we had an install base of 971 robotic systems globally, including 765 in the United States. In the United States, we are initially focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We target approximately 2,700 hospitals that perform resective BPH procedures in the United States. To penetrate these hospitals, we expect to continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. As we increase our install base of robotic systems, we expect our revenue to increase as a result of the system sale and resulting utilization.
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
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended March 31,
	2026	2025
United States	87%	87%
Outside the United States	13%	13%
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

Results of Operations
The following tables show our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Revenue	$83,132	$69,162	$13,970	20%
Cost of sales	29,185	25,001	4,184	17
Gross profit	53,947	44,161	9,786	22
Gross margin	65%	64%

Operating expenses:
Research and development	21,465	16,402	5,063	31
Selling, general and administrative	65,088	55,197	9,891	18
Total operating expenses	86,553	71,599	14,954	21
Loss from operations	(32,606)	(27,438)	5,168	19
Interest expense	(818)	(877)	(59)	(7)
Interest and other income, net	1,743	3,531	(1,788)	(51)
Loss before provision for income taxes	(31,681)	(24,784)	(6,897)	28
Provision for income taxes	(43)	(47)	4	(9)
Net loss	$(31,638)	$(24,737)	$6,901	28
Comparison of Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
System sales and leases	$27,239	$22,540	$4,699	21%
Handpieces and other consumables	49,390	42,488	6,902	16
Service	6,503	4,134	2,369	57
Total revenue	$83,132	$69,162	$13,970	20
Revenue increased $14.0 million, or 20%, to $83.1 million during the three months ended March 31, 2026, compared to $69.2 million during the three months ended March 31, 2025. The growth in revenue was primarily attributable to $72.0 million in revenue derived from the United States for the three months ended March 31, 2026. The increase was due to higher sales volumes of system sales, handpieces, other consumables, and service contracts.
Cost of Sales and Gross Margin
Cost of sales increased $4.2 million, or 17%, to $29.2 million during the three months ended March 31, 2026, compared to $25.0 million during the three months ended March 31, 2025. The increase in cost of sales was primarily attributable to the growth in the number of units sold.
Gross margin increased to 65% during the three months ended March 31, 2026, compared to 64% for the three months ended March 31, 2025. The increase in gross margin was primarily attributable to the growth in unit sales, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units, and to a lesser extent, an increase in average selling prices on both our system sales and handpieces.

Research and Development Expenses
R&D expenses increased $5.1 million, or 31%, to $21.5 million during the three months ended March 31, 2026, compared to $16.4 million during the three months ended March 31, 2025. The increase in R&D expenses was primarily due to employee-related expenses of our R&D organization such as salaries and wages and stock-based compensation. These expenses support ongoing product improvements and the development of additional and next generation technologies.
Selling, General and Administrative Expenses
SG&A expenses increased $9.9 million, or 18%, to $65.1 million during the three months ended March 31, 2026, compared to $55.2 million during the three months ended March 31, 2025. The increase in SG&A expenses was primarily due to employee-related expenses of our sales and marketing organization such as salaries and wages and stock-based compensation expense primarily to expand the commercial organization, and employee-related expenses of our administrative organization such as salaries and wages and stock-based compensation expense, to drive and support our growth in revenue.
Interest Expense
Interest expense decreased approximately $0.1 million, or 7%, to $0.8 million during the three months ended March 31, 2026, compared to $0.9 million during the three months ended March 31, 2025. The decrease in interest expense was primarily due to a decrease in the interest rate as compared to the prior period.
Interest and Other Income, Net
Interest and other income, net, decreased $1.8 million for the three months ended March 31, 2026. The decrease was primarily due to a decrease in interest income, which was due to our decreased cash balances.
Provision for Income Taxes
Provision for income taxes was immaterial for all periods presented.
Liquidity and Capital Resources
Overview
As of March 31, 2026, we had cash and cash equivalents of $245.6 million, an accumulated deficit of $673.2 million, and $52.0 million outstanding on our loan facility. We expect our expenses will increase for the foreseeable future, as we continue to make substantial investments in sales and marketing, operations and research and development. Our future funding requirements will depend on many factors, including:
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
The obligations under the loan and security agreement are secured by substantially all of our assets, including its intellectual property and by a pledge of all of our equity interests in its U.S. subsidiaries and 65% of our equity interests in its non-U.S. subsidiaries that are directly owned by us.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(38,127)	$(16,980)
Investing activities	(2,914)	(1,836)
Financing activities	222	1,298
Effect of exchange rates on cash, cash equivalents and restricted cash	(42)	—
Net decrease in cash, cash equivalents and restricted cash	$(40,861)	$(17,518)
Net Cash Used in Operating Activities
During the three months ended March 31, 2026, net cash used in operating activities was $38.1 million, consisting primarily of a net loss of $31.6 million and an increase in net operating assets of $21.9 million, partially offset by non-cash charges of $15.4 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization activities resulted in an increase in accounts receivable, inventory, and accounts payable. Non-cash charges consisted primarily of stock-based compensation, depreciation, and reserves for excess and obsolete inventory.
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
Net Cash Used in Investing Activities
During the three months ended March 31, 2026, net cash used in investing activities was $2.9 million, consisting of purchases of property and equipment. During the three months ended March 31, 2025, net cash used in investing activities was $1.8 million, consisting of purchases of property and equipment.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2026, net cash provided by financing activities was $0.2 million, consisting of proceeds from exercises of stock options. During the three months ended March 31, 2025, net cash provided by financing activities was $1.3 million, consisting of proceeds from exercises of stock options.
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
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in our Annual Report on Form 10-K dated February 26, 2026, or Annual Report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. There have been no material changes to our significant accounting policies during the three months ended March 31, 2026.
Recent Accounting Pronouncements
The information included in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks related to interest rate, credit, foreign currency exchange rates, and effects of inflation are described in Part II Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, of our 2025 Annual Report on Form 10-K. Our exposure to market risks has not changed materially since December 31, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the three months ended March 31, 2026, there were no material changes to our previously disclosed risk factors. Besides risk factors disclosed in the Annual Report and this Quarterly Report, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2026, no director or officer of the Company informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), except as follows:
On March 18, 2026, Kevin Waters, the Company’s Chief Financial Officer, adopted a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Waters Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s common stock. The Waters Rule 10b5-1 Plan was entered into in accordance with the Company’s policies regarding transactions and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Waters Rule 10b5-1 Plan provides for the potential sale of up to 59,127 shares of the Company’s common stock during various specified trading periods through June 17, 2027.

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
Dated: April 30, 2026

PROCEPT BIOROBOTICS CORPORATION
(Registrant)

/s/ Larry Wood
Larry Wood
President and Chief Executive Officer
(principal executive officer)

/s/ Kevin Waters
Kevin Waters
EVP, Chief Financial Officer
(principal financial and accounting officer)