Form 10-Q
period 2026-06-30
PROCEPT BioRobotics Corp
filed 2026-08-05
CIK 1588978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

The registrant had outstanding 57,273,659 shares of common stock as of July 31, 2026.

PROCEPT BioRobotics Corporation
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended June 30, 2026
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

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$227,914	$286,503
Accounts receivable, net	107,606	83,533
Inventory	77,061	70,694
Prepaid expenses and other current assets	7,704	9,648
Total current assets	420,285	450,378
Restricted cash, non-current	3,038	3,038
Property and equipment, net	31,832	30,399
Operating lease right-of-use assets, net	16,773	17,538
Intangible assets, net	571	709
Other assets	6,853	6,019
Total assets	$479,352	$508,081
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,069	$17,285
Accrued compensation	20,443	23,175
Deferred revenue	14,088	13,048
Operating lease, current	2,505	2,214
Other current liabilities	12,091	10,073
Total current liabilities	64,196	65,795
Long-term debt	51,715	51,615
Operating lease, non-current	23,280	24,654
Other non-current liabilities	91	147
Total liabilities	139,282	142,211
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value;
Authorized shares: 10,000 at June 30, 2026 and December 31, 2025
Issued and outstanding shares: none at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value;
Authorized shares: 300,000 at June 30, 2026 and December 31, 2025
Issued and outstanding shares: 57,247 and 56,323 at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,040,104	1,007,390
Accumulated other comprehensive gain (loss)	22	37
Accumulated deficit	(700,056)	(641,557)
Total stockholders’ equity	340,070	365,870
Total liabilities and stockholders’ equity	$479,352	$508,081
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$94,498	$79,182	$177,631	$148,344
Cost of sales	32,119	27,436	61,304	52,437
Gross profit	62,379	51,746	116,327	95,907
Operating expenses:
Research and development	20,101	17,632	41,567	34,034
Selling, general and administrative	69,668	56,303	134,756	111,499
Total operating expenses	89,769	73,935	176,323	145,533
Loss from operations	(27,390)	(22,189)	(59,996)	(49,626)
Interest expense	(842)	(895)	(1,660)	(1,773)
Interest and other income, net	1,465	3,642	3,208	7,172
Loss before provision for income taxes	(26,767)	(19,442)	(58,448)	(44,227)
Provision for income taxes	94	136	51	89
Net loss	$(26,861)	$(19,578)	$(58,499)	$(44,316)
Net loss per share, basic and diluted	$(0.47)	$(0.35)	$(1.03)	$(0.80)
Weighted-average common shares used to
compute net loss per share attributable to
common shareholders, basic and diluted	57,067	55,445	56,790	55,182
Other comprehensive loss:
Foreign currency translation adjustment	41	(367)	(15)	(258)
Comprehensive loss	$(26,820)	$(19,945)	$(58,514)	$(44,574)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	56,323	$—	$1,007,390	$37	$(641,557)	$365,870
Issuance of common stock under stock plans	574	—	222	—	—	222
Stock-based compensation expense	—	—	13,269	—	—	13,269
Foreign currency translation adjustment	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	(31,638)	(31,638)
Balance at March 31, 2026	56,897	—	1,020,881	(19)	(673,195)	347,667
Issuance of common stock under stock plans	350	—	4,495	—	—	4,495
Stock-based compensation expense	—	—	14,728	—	—	14,728
Foreign currency translation adjustment	—	—	—	41	—	41
Net loss	—	—	—	—	(26,861)	(26,861)
Balance at June 30, 2026	57,247	$—	$1,040,104	$22	$(700,056)	$340,070

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	54,718	$—	$948,091	$114	$(545,985)	$402,220
Issuance of common stock under stock plans	560	—	1,298	—	—	1,298
Stock-based compensation expense	—	—	10,267	—	—	10,267
Foreign currency translation adjustment	—	—	—	109	—	109
Net loss	—	—	—	—	(24,737)	(24,737)
Balance at March 31, 2025	55,278	—	959,656	223	(570,722)	389,157
Issuance of common stock under stock plans	299	—	4,377	—	—	4,377
Stock-based compensation expense	—	—	12,207	—	—	12,207
Foreign currency translation adjustment	—	—	—	(367)	—	(367)
Net loss	—	—	—	—	(19,578)	(19,578)
Balance at June 30, 2025	55,577	$—	$976,240	$(144)	$(590,300)	$385,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(58,499)	$(44,316)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,724	3,063
Stock-based compensation expense	27,606	22,271
Non-cash lease adjustment	(318)	(254)
Provision for credit losses	604	900
Inventory write-down	706	490
(Gain) loss on foreign currency transactions	431	(348)
Changes in operating assets and liabilities:
Accounts receivable	(24,948)	1,223
Inventory	(6,828)	(11,068)
Prepaid expenses and other current assets	1,966	1,089
Other assets	(835)	(1,165)
Accounts payable	(1,316)	1,504
Accrued compensation	(2,726)	(5,248)
Accrued interest expense	100	52
Loan facility liability	—	(2,000)
Deferred revenue	984	223
Other liabilities	1,971	1,561
Net cash used in operating activities	(57,378)	(32,023)
Cash flows from investing activities:
Purchases of property and equipment	(5,867)	(4,638)
Net cash used in investing activities	(5,867)	(4,638)
Cash flows from financing activities:
Proceeds from issuance of common stock from the exercise of stock options	405	2,171
Proceeds from the issuance of common stock under employee stock purchase plan	4,313	3,505
Net cash provided by financing activities	4,718	5,676
Effect of exchange rates on cash, cash equivalents and restricted cash	(62)	(23)
Net decrease in cash, cash equivalents and restricted cash	(58,589)	(31,008)
Cash, cash equivalents and restricted cash
Beginning of the period	289,541	336,763
End of the period	$230,952	$305,755
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$227,914	$302,717
Restricted cash	3,038	3,038
Cash, cash equivalents and restricted cash in balance sheets	$230,952	$305,755
Supplemental cash flow information
Interest paid	$1,590	$1,754
Non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$121	$613
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

Unaudited Interim Financial Statements
The accompanying balance sheet as of June 30, 2026, the statements of operations and comprehensive loss and cash flows for the three and six months ended June 30, 2026 and 2025, and the statements of stockholders’ equity as of June 30, 2026 and 2025, are unaudited. The financial data and other information disclosed in these notes to the financial statements related to June 30, 2026, and the three and six months ended June 30, 2026 and 2025, are also unaudited. The accompanying balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of June 30, 2026, and the results of its operations and cash flows for the three and six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, or for any other interim period or for any future year and should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report.
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

3.    Fair Value Measurements
The following is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$6,292	—	—	$6,292	$11,417	—	—	$11,417
Cash equivalents	221,622	—	—	221,622	275,086	—	—	275,086
Total cash and cash equivalents	$227,914	$—	$—	$227,914	$286,503	$—	$—	$286,503
Cash equivalents consist primarily of money market deposit funds.
The carrying value of the Company’s long-term debt approximates fair value as the debt bears interest at variable SOFR rates at June 30, 2026 and December 31, 2025, which is observable at commonly quoted intervals for the full term of the loan, and therefore, is considered a Level 2 item in the fair value hierarchy.

4.    Balance Sheet Components
Allowance for credit losses (in thousands):

	June 30,	December 31,
	2026	2025
Beginning balance	$1,059	$840
Net changes during the period	604	219
Ending balance	$1,663	$1,059

Inventory (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$19,492	$18,617
Work-in-process	11,458	13,447
Finished goods	46,111	38,630
Total inventory	$77,061	$70,694
Property and equipment, net, (in thousands):

	June 30,	December 31,
	2026	2025
Manufacturing and computer equipment, and furniture and fixtures	$27,042	$21,842
Laboratory equipment	6,626	3,590
Rental equipment	499	385
Leasehold improvements	13,225	13,225
Construction in progress	778	4,109
Total property and equipment	48,170	43,151
Less: accumulated depreciation and amortization	(16,338)	(12,752)
Total property and equipment, net	$31,832	$30,399

Deferred commission costs, (in thousands):

	June 30,	December 31,
	2026	2025
Reported as:
Prepaid expenses and other current assets	$496	$438
Other assets	$1,087	$1,273

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

The loan borrowed under the Term Loan Facility bears interest at an annual rate equal to the secured overnight financing rate or SOFR (calculated based on an adjustment of .10%, .15% and .25%, respectively, for one-month, three-month or six-month term SOFR as of a specified date, subject to a floor of 1.5%) plus an applicable margin of 2.25%. The weighted-average interest rate for the periods ended June 30, 2026 and 2025 were 6.0% and 6.6%, respectively.
The obligations under the Agreement are secured by substantially all of the Company's assets, including its intellectual property and by a pledge of all of the Company's equity interests in its U.S. subsidiaries and 65% of the Company's equity interests in its non-U.S. subsidiaries that are directly owned by the Company.
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
Under the Agreement, if the Company maintains less than $100.0 million in available cash, then the Company is required to meet either one of two financial covenants: a minimum unrestricted cash covenant or a minimum revenue and growth covenant. If the Company maintains at least $100.0 million in available cash, then it is not required to meet such financial covenants. As of June 30, 2026, the Company was in compliance with all debt covenants.
Future minimum annual debt repayments are as follows (in thousands):

Fiscal Year	Amount
2026	—
2027	52,000
Total minimum payments	52,000
Less: amount representing unamortized debt discount	(285)
Present value of future payments	$51,715

6.    Leases
Facility Lease
In December 2021, the Company entered into a lease for two existing buildings, comprising approximately 158,221 square feet of space, located in San Jose, California. The lease commenced in July 2022, and will continue for 122 months thereafter, with two five year options to extend the term of the lease.
Rent expense recognized under the lease, including additional rent charges for utilities, parking, maintenance, and real estate taxes, was $1.0 million and $1.5 million for the three months ended June 30, 2026 and 2025, and $2.4 million and $3.1 million for the six months ended June 30, 2026 and 2025.
Future minimum annual operating lease payments are as follows (in thousands):

As of June 30, 2026	Amount
2026	$2,214
2027	4,808
2028	4,952
2029	5,101
2030	5,254
Thereafter	11,943
Total minimum payments	34,272
Less: amount representing interest	(8,487)
Present value of future payments	25,785
Less: current portion	(2,505)
Non-current portion	$23,280
As of June 30, 2026 and December 31, 2025, the Company’s security deposit is in the form of, and recorded as, restricted cash.
Lessor Information for Robotic Systems
Contractual maturities of gross lease receivables as of June 30, 2026 are as follows (in thousands):

Fiscal Year	Amount
2026	$750
2027	1,409
2028	1,430
2029	1,293
2030 and thereafter	1,019
Total	$5,901

	June 30,	December 31,
	2026	2025
Gross receivables	$5,901	$5,829
Unearned interest income	(847)	(1,028)
Net investment in sales-type leases	$5,054	$4,801
The components of income from sales-type leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales-type lease revenue	$504	$1,213	$504	$1,213
Interest income	$82	$38	$166	$76
Leases receivable relating to sales-type lease arrangements are presented on the Company’s consolidated balance sheets as follows (in thousands):

	June 30,	December 31,
	2026	2025
Reported as:
Accounts receivable	$1,144	$905
Other assets	3,910	3,896
Net investment in sales-type leases	$5,054	$4,801

7.    Stock-Based Compensation
Total stock-based compensation recognized, before taxes, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$2,898	$2,229	$5,592	$4,416
Research and development	3,278	3,000	6,519	5,526
Selling, general and administrative	9,904	8,070	18,486	14,638
Stock-based compensation capitalized in inventory	(1,546)	(1,136)	(2,991)	(2,309)
Total stock-based compensation	$14,534	$12,163	$27,606	$22,271
Stock Options
The Company had 7.9 million shares available for grant as of June 30, 2026 under the 2021 Equity Incentive Award Plan, or 2021 Plan.
A summary of the Company’s stock option activity and related information are as follows (options in thousands):

	Six Months Ended
	June 30, 2026
	Number of Shares	Weighted-Average Exercise Price
Outstanding, beginning of period	3,444	$17.00
Granted	375	25.78
Exercised	(95)	4.24
Forfeited	—	—
Outstanding, end of period	3,724	18.22
Vested and expected to vest	3,724	18.22
Exercisable	2,808	12.73
As of June 30, 2026 and December 31, 2025, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $38.5 million and $61.0 million, respectively, and the aggregate pre-tax intrinsic value of options outstanding were $38.5 million and $61.0 million, respectively. The aggregate pre-tax intrinsic value of options exercised was $2.2 million and $16.5 million during the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, there was a total of $16.4 million of unrecognized stock-based compensation expense related to stock options.
The fair value of the options granted to employees or directors was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected life (years)	5.7	5.8	6.0	6.0
Expected volatility	62%	56%	64%	57%
Risk-free interest rate	3.9%	4.1%	3.8%	4.0%
Expected dividend rate	—%	—%	—%	—%
Weighted-average fair value	$16.06	$33.46	$15.70	$34.48

Restricted Stock Units
A summary of the Company’s restricted stock unit, or RSU, activity and related information are as follows (RSUs in thousands):

	Six Months Ended
	June 30, 2026
	Number of Shares	Weighted-Average Fair Value
Unvested, beginning of period	2,346	$48.63
Awarded	2,485	25.61
Forfeited	(242)	39.13
Vested	(603)	48.65
Unvested, end of period	3,986	34.85
As of June 30, 2026, there was a total of $120.3 million of unrecognized stock-based compensation expense related to RSUs.
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

During the six months ended June 30, 2026, the Company awarded PSU shares with both a performance and service condition.

A summary of the Company’s PSU activity and related information are as follows (PSUs in thousands):

	Six Months Ended
	June 30, 2026
	Number of Shares	Weighted-Average Fair Value
Unvested, beginning of period	115	$67.62
Awarded	307	25.35
Forfeited	—	—
Vested	(34)	82.14
Performance change	(52)	66.36
Unvested, end of period	336	27.68
As of June 30, 2026, total unrecognized stock-based compensation related to unvested PSUs was $4.9 million.

Employee Stock Purchase Plan
As of June 30, 2026, there was approximately $3.3 million of unrecognized cost related to the Employee Stock Purchase Plan, or ESPP. This cost is expected to be recognized over a weighted average period of 0.7 years. As of June 30, 2026, a total of 2.2 million shares were available for issuance under the ESPP.
The fair value of the options granted to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Six Months Ended June 30,
	2026	2025
Expected life (years)	0.7	0.8
Expected volatility	57%	59%
Risk-free interest rate	3.8%	4.2%
Expected dividend rate	—%	—%
Weighted-average fair value	$9.67	$23.52

8.    Net Loss Per Share
Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(26,861)	$(19,578)	$(58,499)	$(44,316)
Weighted-average common stock outstanding	57,067	55,445	56,790	55,182
Net loss per share, basic and diluted	$(0.47)	$(0.35)	$(1.03)	$(0.80)
The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	June 30,
	2026	2025
Stock options	3,724	3,620
Restricted and performance stock units	4,322	2,191
Employee stock purchase plan	381	154
Total	8,427	5,965

9.    Revenue
The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S.
System sales and leases	$29,066	$22,082	$52,452	$40,769
Handpieces and other consumables	48,368	43,130	91,386	81,141
Service	5,986	4,373	11,600	7,968
Total U.S. revenue	83,420	69,585	155,438	129,878
Outside of U.S.
System sales and leases	3,400	2,945	7,253	6,798
Handpieces and other consumables	6,828	6,002	13,201	10,479
Service	850	650	1,739	1,189
Total outside of U.S. revenue	11,078	9,597	22,193	18,466
Total revenue	$94,498	$79,182	$177,631	$148,344
During the three and six months ended June 30, 2026, the Company recognized $5.7 million and $9.2 million of revenue, respectively, that was included in the deferred revenue balance as of March 31, 2026 and December 31, 2025. During the three and six months ended June 30, 2025, the Company recognized $2.4 million and $7.1 million of revenue, respectively, that was included in the deferred revenue balance as of March 31, 2025 and December 31, 2024.

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
Significant expenses within income from operations, as well as within net income (loss), include cost of sales, research and development expenses, and selling, general and administrative expenses, which are each separately presented on the Company’s consolidated statements of operations. Other segment items within net income (loss) include interest expense, and interest and other income, net on an aggregate basis for the purposes of allocating resources and evaluating financial performance.
The Company’s assets are primarily based in the United States.
No customers accounted for more than 10% of revenue during the three and six months ended June 30, 2026 and 2025.
No customer accounted for more than 10% of accounts receivable at June 30, 2026 and December 31, 2025.
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	88%	88%	88%	88%
Outside the United States	12%	12%	12%	12%
No individual country outside the United States accounted for more than 10% of the Company’s revenue for the periods presented.
11.    Commitments and Contingencies
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any material claims or been required to defend any action related to its indemnification obligations. As of June 30, 2026 and December 31, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
Legal Contingencies
From time to time, the Company may be involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, in the opinion of management, would have a material adverse effect on the business. Regardless of outcome, litigation can have an adverse impact on the Company due to defense and settlement costs, diversion of management resources, negative publicity and reputation harm, and other factors.

A liability and related charge to earnings are recorded in the financial statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. The assessment is re-evaluated each accounting period and is based on all available information.

12.    Defined Contribution Plan
The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on both a pre-tax and after-tax basis. Employer contributions were $1.0 million and $0.9 million for the three months ended June 30, 2026 and 2025. Employer contributions were $2.1 million and $1.7 million for the six months ended June 30, 2026 and 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors” and elsewhere in this report. Please also see the section titled “Cautionary Note Regarding Forward-Looking Statements.”
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System and HYDROS Robotic System, which are advanced, image-guided, surgical robotic systems for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. Each of our robotic systems employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We designed our robotic systems to enable consistent and reproducible BPH surgery outcomes. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that is independent of prostate size and shape, and delivers resection independent of surgeon experience. We have developed a significant and growing body of clinical evidence, which includes nine clinical studies and over 150 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of June 30, 2026, we had an install base of 1,036 AquaBeam Robotic Systems and HYDROS Robotic Systems globally, including 816 in the United States.
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
We generated revenue of $177.6 million and incurred a net loss of $58.5 million for the six months ended June 30, 2026, compared to revenue of $148.3 million and a net loss of $44.3 million for the six months ended June 30, 2025. As of June 30, 2026, we had cash and cash equivalents of $227.9 million and an accumulated deficit of $700.1 million.

Factors Affecting Our Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. While these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information. These factors include:
•Grow our install base of robotic systems: As of June 30, 2026, we had an install base of 1,036 robotic systems globally, including 816 in the United States. In the United States, we are initially focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. We target approximately 2,700 hospitals that perform resective BPH procedures in the United States. To penetrate these hospitals, we expect to continue to increase our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. As we increase our install base of robotic systems, we expect our revenue to increase as a result of the system sale and resulting utilization.
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
•Investment in research and development to drive continuous improvements and innovation. We are currently developing additional and next generation technologies to support and improve Aquablation therapy to further satisfy the evolving needs of surgeons and their patients as well as to further enhance the usability and scalability of our robotic systems. We also plan to leverage our treatment data and software development capabilities to integrate and further develop artificial intelligence and machine learning to enable computer-assisted anatomy recognition and improved treatment planning and personalization. Our future growth is dependent on these continuous improvements which require significant resources and investment.
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
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	88%	88%	88%	88%
Outside the United States	12%	12%	12%	12%
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
Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling, marketing, post-market clinical affairs, professional education, finance, information technology, and human resource functions. SG&A expenses also include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit fees, legal fees, insurance costs, bad debt expense and general corporate expenses including allocated facilities-related expenses. Clinical study expenses include trial design, site reimbursement, data management and travel expenses. We expect our SG&A expenses to increase in absolute dollars for the foreseeable future as we expand our commercial infrastructure in order for us to execute on our long-term growth plan, though it may fluctuate from quarter to quarter. However, over time, we expect our SG&A expenses to decrease as a percentage of revenue.
Interest Expense
Interest expense consists primarily of interest expense from our long-term debt.
Interest and Other Income, Net
Interest and other income, net, consists primarily of interest income from our cash and cash equivalents balances.
Provision for Income Taxes
The provision for income taxes consists primarily of foreign income taxes, as the Company does not have U.S. federal or state taxable income for the periods presented. As we expand the scale of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future. We have a valuation allowance for our United States deferred tax assets, including federal and state net-operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income in the United States.
Results of Operations
The following tables show our results of operations for the periods indicated:

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Revenue	$94,498	$79,182	$15,316	19%
Cost of sales	32,119	27,436	4,683	17
Gross profit	62,379	51,746	10,633	21
Gross margin	66%	65%

Operating expenses:
Research and development	20,101	17,632	2,469	14
Selling, general and administrative	69,668	56,303	13,365	24
Total operating expenses	89,769	73,935	15,834	21
Loss from operations	(27,390)	(22,189)	5,201	23
Interest expense	(842)	(895)	(53)	(6)
Interest and other income, net	1,465	3,642	(2,177)	(60)
Loss before provision for income taxes	(26,767)	(19,442)	7,325	38
Provision for income taxes	94	136	(42)	(31)
Net loss	$(26,861)	$(19,578)	$7,283	37

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Revenue	$177,631	$148,344	$29,287	20%
Cost of sales	61,304	52,437	8,867	17
Gross profit	116,327	95,907	20,420	21
Gross margin	65%	65%

Operating expenses:
Research and development	41,567	34,034	7,533	22
Selling, general and administrative	134,756	111,499	23,257	21
Total operating expenses	176,323	145,533	30,790	21
Loss from operations	(59,996)	(49,626)	10,370	21
Interest expense	(1,660)	(1,773)	(113)	(6)
Interest and other income, net	3,208	7,172	(3,964)	(55)
Loss before provision for income taxes	(58,448)	(44,227)	14,221	32
Provision for income taxes	51	89	(38)	(43)
Net loss	$(58,499)	$(44,316)	$14,183	32
Comparison of Three and Six Months Ended June 30, 2026 and 2025

Revenue

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
System sales and leases	$32,466	$25,027	$7,439	30%
Handpieces and other consumables	55,196	49,132	6,064	12
Service	6,836	5,023	1,813	36
Total revenue	$94,498	$79,182	$15,316	19

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
System sales and leases	$59,705	$47,567	$12,138	26%
Handpieces and other consumables	104,587	91,620	12,967	14
Service	13,339	9,157	4,182	46
Total revenue	$177,631	$148,344	$29,287	20
Revenue increased $15.3 million, or 19%, to $94.5 million during the three months ended June 30, 2026, compared to $79.2 million during the three months ended June 30, 2025, and increased $29.3 million or 20% to $177.6 million during the six months ended June 30, 2026, compared to $148.3 million during the six months ended June 30, 2025. The growth in revenue was primarily attributable to $83.4 million and $155.4 million in revenue derived from the United States for the three and six months ended June 30, 2026. The increase was due to higher sales volumes of systems, handpieces, other consumables, and service contracts.
Cost of Sales and Gross Margin
Cost of sales increased $4.7 million, or 17%, to $32.1 million during the three months ended June 30, 2026, compared to $27.4 million during the three months ended June 30, 2025, and increased $8.9 million or 17% to $61.3 million during the six months ended June 30, 2026, compared to $52.4 million during the six months ended June 30, 2025. The increase in cost of sales was primarily attributable to the growth in the number of units sold.
Gross margin increased to 66% during the three months ended June 30, 2026, compared to 65% for the three months ended June 30, 2025, and remained flat at 65% during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The year over year increase in gross margin was primarily attributable to a one-time tariff refund of $2.9 million, partially offset by increases in overhead absorption, warranty replacements and excess and obsolete reserves.
Research and Development Expenses
R&D expenses increased $2.5 million, or 14%, to $20.1 million during the three months ended June 30, 2026, compared to $17.6 million during the three months ended June 30, 2025 and increased $7.5 million or 22% to $41.6 million during the six months ended June 30, 2026, compared to $34.0 million during the six months ended June 30, 2025. The increase in R&D expenses was primarily due to employee-related expenses of our R&D organization such as salaries and wages and stock-based compensation. These expenses support ongoing product improvements and the development of additional and next generation technologies.
Selling, General and Administrative Expenses
SG&A expenses increased $13.4 million, or 24%, to $69.7 million during the three months ended June 30, 2026, compared to $56.3 million during the three months ended June 30, 2025, and increased $23.3 million or 21% to $134.8 million during the six months ended June 30, 2026, compared to $111.5 million during the six months ended June 30, 2025. The increase in SG&A expenses was primarily due to employee-related expenses of our sales and marketing organization such as salaries and wages and stock-based compensation expense primarily to expand the commercial organization, and employee-related expenses of our administrative organization such as salaries and wages and stock-based compensation expense, to drive and support our growth in revenue.
Interest Expense
Interest expense decreased approximately $0.1 million, or 6%, to $0.8 million during the three months ended June 30, 2026, compared to $0.9 million during the three months ended June 30, 2025, and decreased $0.1 million or 6% to $1.7 million during the six months ended June 30, 2026, compared to $1.8 million during the six months ended June 30, 2025. The decrease in interest expense was primarily due to a decrease in the interest rate as compared to the prior period.
Interest and Other Income, Net
Interest and other income, net, decreased $2.2 million for the three months ended June 30, 2026 and decreased $4.0 million during the six months ended June 30, 2026. The decreases were primarily due to a decrease in interest income, which was due to our decreased cash balances.
Provision for Income Taxes
Provision for income taxes was immaterial for all periods presented.
Liquidity and Capital Resources
Overview
As of June 30, 2026, we had cash and cash equivalents of $227.9 million, an accumulated deficit of $700.1 million, and $52.0 million outstanding on our loan facility. We expect our expenses will increase for the foreseeable future, as we continue to make substantial investments in sales and marketing, operations and research and development. Our future funding requirements will depend on many factors, including:
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
The obligations under the loan and security agreement are secured by substantially all of our assets, including our intellectual property and by a pledge of all of our equity interests in its U.S. subsidiaries and 65% of our equity interests in our non-U.S. subsidiaries that are directly owned by us.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(57,378)	$(32,023)
Investing activities	(5,867)	(4,638)
Financing activities	4,718	5,676
Effect of exchange rates on cash, cash equivalents and restricted cash	(62)	(23)
Net decrease in cash, cash equivalents and restricted cash	$(58,589)	$(31,008)
Net Cash Used in Operating Activities
During the six months ended June 30, 2026, net cash used in operating activities was $57.4 million, consisting primarily of a net loss of $58.5 million and an increase in net operating assets of $31.6 million, partially offset by non-cash charges of $32.8 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization activities resulted in an increase in accounts receivable and inventory. Non-cash charges consisted primarily of stock-based compensation, depreciation, and reserves for excess and obsolete inventory.
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
Net Cash Used in Investing Activities
During the six months ended June 30, 2026, net cash used in investing activities was $5.9 million, consisting of purchases of property and equipment. During the six months ended June 30, 2025, net cash used in investing activities was $4.6 million, consisting of purchases of property and equipment.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2026, net cash provided by financing activities was $4.7 million, consisting of proceeds from exercises of stock options and proceeds from the issuance of common stock under the ESPP. During the six months ended June 30, 2025, net cash provided by financing activities was $5.7 million, consisting of proceeds from exercises of stock options and proceeds from the issuance of common stock under the ESPP.
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
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in our Annual Report on Form 10-K dated February 26, 2026, or Annual Report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. There have been no material changes to our significant accounting policies during the six months ended June 30, 2026.
Recent Accounting Pronouncements
The information included in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks related to interest rate, credit, foreign currency exchange rates, and effects of inflation are described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, of our 2025 Annual Report on Form 10-K. Our exposure to market risks has not changed materially since December 31, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
On July 24, 2026, a putative securities class action complaint was filed in the U.S. District Court for the Northern District of California against us and certain of our current and former executive officers, captioned Operating Engineers Construction Industry and Miscellaneous Pension Fund v. PROCEPT BioRobotics Corporation, et al., No. 5:26-cv-07691. The complaint purports to assert claims on behalf of persons who purchased or otherwise acquired our common stock between February 28, 2024 and February 25, 2026. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleging that the defendants made materially false and misleading statements and omitted material adverse facts regarding, among other things, handpiece sales, procedure volumes, discounting practices and related financial guidance. The plaintiff seeks unspecified compensatory damages, reasonable costs and expenses, including counsel fees and expert fees and other relief.

The litigation is at an early stage, and we are unable to predict its outcome or reasonably estimate the amount or range of any potential loss. We believe that we have meritorious defenses and intend to defend the case vigorously. Failure to obtain a favorable resolution of this matter could have a material adverse effect on our business, results of operations or financial condition.

In addition, from time to time, we may be involved in other legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputation harm, and other factors.

Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the six months ended June 30, 2026, there were no material changes to our previously disclosed risk factors. Besides risk factors disclosed in the Annual Report and this Quarterly Report, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
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
Dated: August 6, 2026

PROCEPT BIOROBOTICS CORPORATION
(Registrant)

/s/ Larry Wood
Larry Wood
President and Chief Executive Officer
(principal executive officer)

/s/ Kevin Waters
Kevin Waters
EVP, Chief Financial Officer
(principal financial and accounting officer)