Form 10-Q
period 2026-09-30
PROCEPT BioRobotics Corp
filed 2026-11-04
CIK 1588978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 57,536,121 shares of common stock as of October 29, 2026.

PROCEPT BioRobotics Corporation
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended September 30, 2026
__________________

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “can,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding our business model and strategic plans for our products, technologies and business, including our implementation thereof, the timing of and our ability to obtain and maintain regulatory approvals, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the commercial success and market acceptance of our products, the sufficiency of our cash, cash equivalents and short-term investments, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$218,369	$286,503
Accounts receivable, net	105,030	83,533
Inventory	81,410	70,694
Prepaid expenses and other current assets	9,381	9,648
Total current assets	414,190	450,378
Restricted cash, non-current	3,038	3,038
Property and equipment, net	30,165	30,399
Operating lease right-of-use assets, net	16,373	17,538
Intangible assets, net	502	709
Other assets	9,491	6,019
Total assets	$473,759	$508,081
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,721	$17,285
Accrued compensation	25,976	23,175
Deferred revenue	15,636	13,048
Operating lease, current	2,655	2,214
Other current liabilities	9,365	10,073
Total current liabilities	70,353	65,795
Long-term debt	51,767	51,615
Operating lease, non-current	22,570	24,654
Other non-current liabilities	161	147
Total liabilities	144,851	142,211
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value;
Authorized shares: 10,000 at September 30, 2026 and December 31, 2025
Issued and outstanding shares: none at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value;
Authorized shares: 300,000 at September 30, 2026 and December 31, 2025
Issued and outstanding shares: 57,439 and 56,323 at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,055,475	1,007,390
Accumulated other comprehensive gain	5	37
Accumulated deficit	(726,572)	(641,557)
Total stockholders’ equity	328,908	365,870
Total liabilities and stockholders’ equity	$473,759	$508,081
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$98,291	$83,327	$275,922	$231,671
Cost of sales	33,143	29,321	94,447	81,758
Gross profit	65,148	54,006	181,475	149,913
Operating expenses:
Research and development	20,011	18,187	61,578	52,221
Selling, general and administrative	72,513	59,011	207,269	170,510
Total operating expenses	92,524	77,198	268,847	222,731
Loss from operations	(27,376)	(23,192)	(87,372)	(72,818)
Interest expense	(856)	(919)	(2,516)	(2,692)
Interest and other income, net	1,658	2,734	4,866	9,905
Loss before income taxes	(26,574)	(21,377)	(85,022)	(65,605)
Provision for (benefit from) income taxes	(58)	34	(7)	122
Net loss	$(26,516)	$(21,411)	$(85,015)	$(65,727)
Net loss per share, basic and diluted	$(0.46)	$(0.38)	$(1.49)	$(1.19)
Weighted-average common shares used to
compute net loss per share attributable to
common shareholders, basic and diluted	57,326	55,727	56,971	55,366
Other comprehensive loss:
Foreign currency translation adjustment	(17)	186	(32)	(72)
Comprehensive loss	$(26,533)	$(21,225)	$(85,047)	$(65,799)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	56,323	$—	$1,007,390	$37	$(641,557)	$365,870
Issuance of common stock under stock plans	574	—	222	—	—	222
Stock-based compensation expense	—	—	13,269	—	—	13,269
Foreign currency translation adjustment	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	(31,638)	(31,638)
Balance at March 31, 2026	56,897	—	1,020,881	(19)	(673,195)	347,667
Issuance of common stock under stock plans	350	—	4,495	—	—	4,495
Stock-based compensation expense	—	—	14,728	—	—	14,728
Foreign currency translation adjustment	—	—	—	41	—	41
Net loss	—	—	—	—	(26,861)	(26,861)
Balance at June 30, 2026	57,247	—	1,040,104	22	(700,056)	340,070
Issuance of common stock under stock plans	192	—	100	—	—	100
Stock-based compensation expense	—	—	15,271	—	—	15,271
Foreign currency translation adjustment	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(26,516)	(26,516)
Balance at September 30, 2026	57,439	$—	$1,055,475	$5	$(726,572)	$328,908

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	54,718	$—	$948,091	$114	$(545,985)	$402,220
Issuance of common stock under stock plans	560	—	1,298	—	—	1,298
Stock-based compensation expense	—	—	10,267	—	—	10,267
Foreign currency translation adjustment	—	—	—	109	—	109
Net loss	—	—	—	—	(24,737)	(24,737)
Balance at March 31, 2025	55,278	—	959,656	223	(570,722)	389,157
Issuance of common stock under stock plans	299	—	4,377	—	—	4,377
Stock-based compensation expense	—	—	12,207	—	—	12,207
Foreign currency translation adjustment	—	—	—	(367)	—	(367)
Net loss	—	—	—	—	(19,578)	(19,578)
Balance at June 30, 2025	55,577	—	976,240	(144)	(590,300)	385,796
Issuance of common stock	293	—	1,078	—	—	1,078
Stock-based compensation expense	—	—	14,627	—	—	14,627
Foreign currency translation adjustment	—	—	—	186	—	186
Net loss	—	—	—	—	(21,411)	(21,411)
Balance at September 30, 2025	55,870	$—	$991,945	$42	$(611,711)	$380,276
The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCEPT BioRobotics Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(85,015)	$(65,727)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,264	4,681
Stock-based compensation expense	42,686	36,761
Non-cash lease adjustment	(477)	(381)
Provision for credit losses	1,156	1,426
Inventory write-down	84	566
(Gain) loss on foreign currency transactions	353	(121)
Changes in operating assets and liabilities:
Accounts receivable	(22,923)	(3,128)
Inventory	(10,286)	(10,500)
Prepaid expenses and other current assets	293	(671)
Other assets	(3,472)	(1,973)
Accounts payable	199	715
Accrued compensation	2,803	207
Accrued interest expense	152	94
Loan facility liability	—	(2,000)
Deferred revenue	2,602	1,352
Other liabilities	(782)	41
Net cash used in operating activities	(66,363)	(38,658)
Cash flows from investing activities:
Purchases of property and equipment	(6,534)	(7,506)
Net cash used in investing activities	(6,534)	(7,506)
Cash flows from financing activities:
Proceeds from issuance of common stock from the exercise of stock options	504	3,249
Proceeds from the issuance of common stock under employee stock purchase plan	4,313	3,504
Net cash provided by financing activities	4,817	6,753
Effect of exchange rates on cash, cash equivalents and restricted cash	(54)	(33)
Net decrease in cash, cash equivalents and restricted cash	(68,134)	(39,444)
Cash, cash equivalents and restricted cash
Beginning of the period	289,541	336,763
End of the period	$221,407	$297,319
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$218,369	$294,281
Restricted cash	3,038	3,038
Cash, cash equivalents and restricted cash in balance sheets	$221,407	$297,319
Supplemental cash flow information
Interest paid	$2,393	$2,632
Non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$257	$714
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

Unaudited Interim Financial Statements
The accompanying balance sheet as of September 30, 2026, the statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, the statements of cash flows for the nine months ended September 30, 2026 and 2025, and the statements of stockholders’ equity as of September 30, 2026 and 2025, are unaudited. The financial data and other information disclosed in these notes to the financial statements related to September 30, 2026, and the three and nine months ended September 30, 2026 and 2025, are also unaudited. The accompanying balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of September 30, 2026, the results of its operations for the three and nine months ended September 30, 2026 and 2025, and its cash flows for the nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, or for any other interim period or for any future year and should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removes all references to prescriptive and sequential software development stages (referred to as “project stages”) and requires companies to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact to the Company’s financial statements.

3.    Fair Value Measurements
The following is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$8,954	—	—	$8,954	$11,417	—	—	$11,417
Cash equivalents	209,415	—	—	209,415	275,086	—	—	275,086
Total cash and cash equivalents	$218,369	$—	$—	$218,369	$286,503	$—	$—	$286,503
Cash equivalents consist primarily of money market deposit funds.
The carrying value of the Company’s long-term debt approximates fair value as the debt bears interest at variable SOFR rates at September 30, 2026 and December 31, 2025, which is observable at commonly quoted intervals for the full term of the loan, and therefore, is considered a Level 2 item in the fair value hierarchy.

4.    Balance Sheet Components
Allowance for credit losses (in thousands):

	September 30,	December 31,
	2026	2025
Beginning balance	$1,059	$840
Net changes during the period	1,156	219
Ending balance	$2,215	$1,059

Inventory (in thousands):

	September 30,	December 31,
	2026	2025
Raw materials	$17,318	$18,617
Work-in-process	11,435	13,447
Finished goods	52,657	38,630
Total inventory	$81,410	$70,694
Property and equipment, net, (in thousands):

	September 30,	December 31,
	2026	2025
Manufacturing and computer equipment, and furniture and fixtures	$26,826	$21,842
Laboratory equipment	6,662	3,590
Rental equipment	385	385
Leasehold improvements	13,225	13,225
Construction in progress	989	4,109
Total property and equipment	48,087	43,151
Less: accumulated depreciation and amortization	(17,922)	(12,752)
Total property and equipment, net	$30,165	$30,399

Deferred commission costs, (in thousands):

	September 30,	December 31,
	2026	2025
Reported as:
Prepaid expenses and other current assets	$540	$438
Other assets	$1,036	$1,273

5.    Long-Term Debt
Term Loan Facility
In October 2022, the Company entered into a loan and security agreement (as amended, the “Agreement”) with Canadian Imperial Bank of Commerce, or CIBC. The Agreement provides for a senior secured term loan facility in the aggregate principal amount of $52.0 million (the "Term Loan Facility") which was borrowed in full.
The Term Loan Facility is scheduled to mature on October 1, 2028 (the “Maturity Date”). The Company has the option to prepay the Term Loan Facility without any prepayment charge or fee.

The loan borrowed under the Term Loan Facility bears interest at an annual rate equal to the secured overnight financing rate or SOFR (calculated based on an adjustment of .10%, .15% and .25%, respectively, for one-month, three-month or six-month term SOFR as of a specified date, subject to a floor of 1.5%) plus an applicable margin of 2.25%. The weighted-average interest rate for the periods ended September 30, 2026 and 2025 were 6.1% and 6.7%, respectively.
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
In September 2026, the Company entered into a third amendment to the Agreement which extended the maturity date of the Term Loan Facility by 12 months from October 1, 2027 to October 1, 2028.
Under the Agreement, if the Company maintains less than $100.0 million in available cash, then the Company is required to meet either one of two financial covenants: a minimum unrestricted cash covenant or a minimum revenue and growth covenant. If the Company maintains at least $100.0 million in available cash, then it is not required to meet such financial covenants. As of September 30, 2026, the Company was in compliance with all debt covenants.
Future minimum annual debt repayments are as follows (in thousands):

Fiscal Year	Amount
2026	$—
2027	—
2028	52,000
Total minimum payments	52,000
Less: amount representing unamortized debt discount	(233)
Present value of future payments	$51,767

6.    Leases
Facility Lease
In December 2021, the Company entered into a lease for two existing buildings, comprising approximately 158,221 square feet of space, located in San Jose, California. The lease commenced in July 2022, and will continue for 122 months thereafter, with two five year options to extend the term of the lease.
Rent expense recognized under the lease, including additional rent charges for utilities, parking, maintenance, and real estate taxes, was $1.4 million and $1.8 million for the three months ended September 30, 2026 and 2025, and $3.8 million and $4.9 million for the nine months ended September 30, 2026 and 2025.
Future minimum annual operating lease payments are as follows (in thousands):

As of September 30, 2026	Amount
2026	$1,106
2027	4,808
2028	4,952
2029	5,101
2030	5,254
Thereafter	11,943
Total minimum payments	33,164
Less: amount representing interest	(7,939)
Present value of future payments	25,225
Less: current portion	(2,655)
Non-current portion	$22,570
As of September 30, 2026 and December 31, 2025, the Company’s security deposit is in the form of, and recorded as, restricted cash.
Lessor Information for Robotic Systems
Contractual maturities of gross lease receivables as of September 30, 2026 are as follows (in thousands):

Fiscal Year	Amount
2026	$491
2027	1,872
2028	1,845
2029	1,559
2030 and thereafter	1,498
Total	$7,265

	September 30,	December 31,
	2026	2025
Gross receivables	$7,265	$5,829
Unearned interest income	(1,083)	(1,028)
Net investment in sales-type leases	$6,182	$4,801
The components of income from sales-type leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales-type lease revenue	$1,446	$957	$1,950	$2,178
Interest income	$90	$63	$256	$139
Leases receivable relating to sales-type lease arrangements are presented on the Company’s consolidated balance sheets as follows (in thousands):

	September 30,	December 31,
	2026	2025
Reported as:
Accounts receivable	$1,489	$905
Other assets	4,693	3,896
Net investment in sales-type leases	$6,182	$4,801

7.    Stock-Based Compensation
Total stock-based compensation recognized, before taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$3,087	$2,380	$8,679	$6,796
Research and development	3,605	3,033	10,124	8,559
Selling, general and administrative	10,027	10,335	28,513	24,974
Stock-based compensation capitalized in inventory	(1,639)	(1,258)	(4,630)	(3,568)
Total stock-based compensation	$15,080	$14,490	$42,686	$36,761
Stock Options
The Company had 6.7 million shares available for grant as of September 30, 2026 under the 2021 Equity Incentive Award Plan, or 2021 Plan.
A summary of the Company’s stock option activity and related information is as follows (options in thousands):

	Nine Months Ended
	September 30, 2026
	Number of Shares	Weighted-Average Exercise Price
Outstanding, beginning of period	3,444	$17.00
Granted	616	24.28
Exercised	(120)	4.21
Forfeited	(6)	5.47
Outstanding, end of period	3,934	18.55
Vested and expected to vest	3,934	18.55
Exercisable	2,912	13.97
As of September 30, 2026 and December 31, 2025, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $28.4 million and $61.0 million, respectively, and the aggregate pre-tax intrinsic value of options outstanding were $28.4 million and $61.0 million, respectively. The aggregate pre-tax intrinsic value of options exercised was $2.6 million and $24.1 million during the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, there was a total of $17.7 million of unrecognized stock-based compensation expense related to stock options.
The fair value of the options granted to employees or directors was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected life (years)	6.0	6.1	6.0	6.1
Expected volatility	64%	57%	64%	57%
Risk-free interest rate	4.5%	3.8%	4.1%	3.9%
Expected dividend rate	—%	—%	—%	—%
Weighted-average fair value	$13.77	$22.61	$14.95	$26.39

Restricted Stock Units
A summary of the Company’s restricted stock unit, or RSU, activity and related information is as follows (RSUs in thousands):

	Nine Months Ended
	September 30, 2026
	Number of Shares	Weighted-Average Fair Value
Unvested, beginning of period	2,346	$48.63
Awarded	3,709	24.38
Forfeited	(549)	36.28
Vested	(770)	48.46
Unvested, end of period	4,736	31.10
As of September 30, 2026, there was a total of $125.6 million of unrecognized stock-based compensation expense related to RSUs.
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

During the nine months ended September 30, 2026, the Company awarded PSU shares with both performance and service conditions.

A summary of the Company’s PSU activity and related information is as follows (PSUs in thousands):

	Nine Months Ended
	September 30, 2026
	Number of Shares	Weighted-Average Fair Value
Unvested, beginning of period	115	$67.62
Awarded	307	25.35
Forfeited	—	—
Vested	(34)	82.14
Performance change	(52)	66.36
Unvested, end of period	336	27.68
As of September 30, 2026, total unrecognized stock-based compensation related to unvested PSUs was $4.0 million.

Employee Stock Purchase Plan
As of September 30, 2026, there was approximately $2.3 million of unrecognized cost related to the Employee Stock Purchase Plan, or ESPP. This cost is expected to be recognized over a weighted average period of 0.6 years. As of September 30, 2026, a total of 2.2 million shares were available for issuance under the ESPP.
The fair value of the options granted to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted-average assumptions listed in the following table:

	Nine Months Ended September 30,
	2026	2025
Expected life (years)	0.7	0.8
Expected volatility	57%	59%
Risk-free interest rate	3.8%	4.2%
Expected dividend rate	—%	—%
Weighted-average fair value	$9.67	$23.52

8.    Net Loss Per Share
Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(26,516)	$(21,411)	$(85,015)	$(65,727)
Weighted-average common stock outstanding	57,326	55,727	56,971	55,366
Net loss per share, basic and diluted	$(0.46)	$(0.38)	$(1.49)	$(1.19)
The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	September 30,
	2026	2025
Stock options	3,934	3,693
Restricted and performance stock units	5,072	2,298
Employee stock purchase plan	538	154
Total	9,544	6,145

9.    Revenue
The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S.
System sales and leases	$24,689	$24,747	$77,141	$65,400
Handpieces and other consumables	53,861	44,411	145,247	125,668
Service	7,275	4,754	18,875	12,723
Total U.S. revenue	85,825	73,912	241,263	203,791
Outside of U.S.
System sales and leases	4,503	3,391	11,756	10,179
Handpieces and other consumables	6,974	5,316	20,175	15,805
Service	989	708	2,728	1,896
Total outside of U.S. revenue	12,466	9,415	34,659	27,880
Total revenue	$98,291	$83,327	$275,922	$231,671
During the three and nine months ended September 30, 2026, the Company recognized $6.1 million and $12.0 million of revenue, respectively, that was included in the deferred revenue balance as of June 30, 2026 and December 31, 2025. During the three and nine months ended September 30, 2025, the Company recognized $4.2 million and $8.3 million of revenue, respectively, that was included in the deferred revenue balance as of June 30, 2025 and December 31, 2024.

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
No customers accounted for more than 10% of revenue during the three and nine months ended September 30, 2026 and 2025.
No customer accounted for more than 10% of accounts receivable at September 30, 2026 and December 31, 2025.
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	87%	89%	87%	88%
Outside the United States	13%	11%	13%	12%
No individual country outside the United States accounted for more than 10% of the Company’s revenue for the periods presented.
11.    Commitments and Contingencies
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any material claims or been required to defend any action related to its indemnification obligations. As of September 30, 2026 and December 31, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
Legal Contingencies
A liability and related charge to earnings are recorded in the financial statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. The assessment is re-evaluated each accounting period and is based on all available information.

On July 24, 2026, a putative securities class action complaint was filed in the U.S. District Court for the Northern District of California against us and certain of our current and former executive officers, captioned Operating Engineers Construction Industry and Miscellaneous Pension Fund v. PROCEPT BioRobotics Corporation, et al., No. 5:26-cv-07691 (the “Securities Class Action”). The complaint purports to assert claims on behalf of persons who purchased or otherwise acquired our common stock between February 28, 2024 and February 25, 2026. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleging that the defendants made materially false and misleading statements and omitted material adverse facts regarding, among other things, handpiece sales, procedure volumes, discounting practices and related financial guidance. The plaintiff seeks unspecified compensatory damages, reasonable costs and expenses, including counsel fees and expert fees and other relief. We believe that we have meritorious defenses and intend to defend the case vigorously.

On September 15, 2026, a shareholder derivative action was filed in the U.S. District Court for the Northern District of California, captioned Chen v. Zadno, et al., No. 5:26-cv-10492 (the “Derivative Action” and, together with the Securities Class Action, the “Litigation”). The Derivative Action complaint names certain current and former executive officers and members of our Board of Directors as defendants and names the Company as a nominal defendant. The complaint arises from substantially similar underlying allegations as the Securities Class Action and asserts claims for violations of Section 14(a) of the Exchange Act, breaches of fiduciary duty and related state-law claims, and contribution under Sections 10(b) and 21D of the Exchange Act. The plaintiff seeks, among other relief, unspecified damages and restitution on behalf of the Company, corporate governance reforms, and attorneys’ and experts’ fees and expenses.

The Litigation is at an early stage, and we are unable to predict its outcome or reasonably estimate the amount or range of any potential loss. Failure to obtain a favorable resolution of this matter could have a material adverse effect on our business, results of operations or financial condition.

In addition, from time to time, we may be involved in legal proceedings arising in the ordinary course of its business. The ultimate outcome of any litigation is uncertain, and unfavorable outcomes could have a negative impact on our business, results of operations or financial condition. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputation harm, and other factors.

12.    Defined Contribution Plan
The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on both a pre-tax and after-tax basis. Employer contributions were $1.0 million and $0.7 million for the three months ended September 30, 2026 and 2025. Employer contributions were $3.1 million and $2.4 million for the nine months ended September 30, 2026 and 2025.

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
Overview
We are a surgical robotics company focused on advancing patient care by developing transformative solutions in urology. We develop, manufacture and sell the AquaBeam Robotic System and HYDROS Robotic System, which are advanced, image-guided, surgical robotic systems for use in minimally invasive urologic surgery, with an initial focus on treating benign prostatic hyperplasia, or BPH. BPH is the most common prostate disease and impacts approximately 40 million men in the United States. Each of our robotic systems employs a single-use disposable handpiece to deliver our proprietary Aquablation therapy, which combines real-time, multi-dimensional imaging, personalized treatment planning, automated robotics and heat-free waterjet ablation for targeted and rapid removal of prostate tissue. We designed our robotic systems to enable consistent and reproducible BPH surgery outcomes. We believe that Aquablation therapy represents a paradigm shift in the surgical treatment of BPH by addressing compromises associated with alternative surgical interventions. We designed Aquablation therapy to deliver effective, safe and durable outcomes for males suffering from lower urinary tract symptoms, or LUTS, due to BPH that is independent of prostate size and shape, and delivers resection independent of surgeon experience. We have developed a significant and growing body of clinical evidence, which includes nine clinical studies and over 150 peer-reviewed publications, supporting the benefits and clinical advantages of Aquablation therapy. As of September 30, 2026, we had an install base of 1,095 AquaBeam Robotic Systems and HYDROS Robotic Systems globally, including 858 in the United States.
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
We generated revenue of $275.9 million and incurred a net loss of $85.0 million for the nine months ended September 30, 2026, compared to revenue of $231.7 million and a net loss of $65.7 million for the nine months ended September 30, 2025. As of September 30, 2026, we had cash and cash equivalents of $218.4 million and an accumulated deficit of $726.6 million.

Factors Affecting Our Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. While these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information. These factors include:
•Grow our install base of HYDROS robotic systems: As of September 30, 2026, we had an install base of 1,095 robotic systems globally, including 858 in the United States. In the United States, we are initially focused on driving adoption of Aquablation therapy among urologists that perform hospital-based resective BPH surgery. To penetrate these hospitals, we expect to continue to invest in our direct team of capital sales representatives, who are focused on driving system placement within hospitals by engaging with key surgeons and decision makers to educate them about the compelling value proposition of Aquablation therapy. We have recently created a dedicated team focused on the process of upgrading our install base from the AquaBeam robotic system to our HYDROS robotic system. As we increase our install base of robotic systems and upgrade our install base to the latest technology, we expect our revenue to increase as a result of the system sales and resulting increased utilization.
•Increase system utilization: Our revenue is significantly impacted by the utilization of our robotic systems. Once we place a system within a hospital our objective is to establish Aquablation therapy as the surgical treatment of choice for BPH. Within each hospital we are initially focused on targeting urologists who perform resective procedures and converting their resective cases to Aquablation therapy. To accomplish this, we reorganized our team of highly trained Aquablation representatives to focus on driving system utilization by urologists. We have created a dedicated launch team, ensuring excellent user experiences and setting the foundation for long-term successful Aquablation therapy programs. We have also invested in marketing programs focused on patient awareness and activation within the United States. As urologists gain experience with Aquablation therapy and patients become increasingly aware of this surgical option, we expect to capture more surgical volumes and establish Aquablation therapy as the surgical standard of care.
•Reimbursement and coverage decisions by third-party payors. Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover all or part of the cost of procedures using our robotic system. The revenue we are able to generate from sales of our products depends in large part on the availability of sufficient reimbursement from such payors. Effective in 2021, all local MACs, representing 100% of eligible Medicare patients, issued final positive local coverage determinations to provide Medicare beneficiaries with access to Aquablation therapy in all 50 states. We believe our strong body of clinical evidence and support from key societies, supplemented by the momentum from Medicare coverage, have led to favorable coverage decisions from many large commercial payors and will continue to support sufficient levels of payor coverage. Outside of the United States, we have ongoing efforts in key markets to expand established coverage and further improve patient access to Aquablation therapy.
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
The following table presents revenue by significant geographical locations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	87%	89%	87%	88%
Outside the United States	13%	11%	13%	12%
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
We calculate gross margin percentage as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily, product and geographic mix and the resulting average selling prices, tariffs, production volumes, manufacturing costs and product yields, and to a lesser extent the implementation of cost reduction strategies. We expect our gross margin to increase over the long term as our production volume increases and as we spread the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby significantly reducing our per unit manufacturing costs, though it may fluctuate from quarter to quarter. Our gross margins can fluctuate due to geographic mix. To the extent we sell more systems and handpieces in the United States, we expect our margins will increase due to the higher average selling prices as compared to sales outside of the United States.
Operating Expenses
Research and Development
Research and development, or R&D, expenses consist primarily of engineering, product development, regulatory affairs, consulting services, clinical trial expenses, materials, depreciation and other costs associated with products and technologies being developed. These expenses include employee and non-employee compensation, including stock-based compensation, supplies, materials, quality assurance expenses, consulting, related travel expenses and facilities expenses. We expect our R&D expenses to decrease as a percentage of revenue over time.
Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling, marketing, post-market clinical affairs, professional education, finance, information technology, and human resource functions. SG&A expenses also include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit fees, legal fees, insurance costs, bad debt expense and general corporate expenses including allocated facilities-related expenses. Clinical study expenses include trial design, site reimbursement, data management and travel expenses. We expect our SG&A expenses to increase in absolute dollars for the foreseeable future as we expand our commercial infrastructure and patient activation initiatives in order for us to execute on our long-term growth plan, though it may fluctuate from quarter to quarter. However, over time, we expect our SG&A expenses to decrease as a percentage of revenue.
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
Results of Operations
The following tables show our results of operations for the periods indicated:

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Revenue	$98,291	$83,327	$14,964	18%
Cost of sales	33,143	29,321	3,822	13
Gross profit	65,148	54,006	11,142	21
Gross margin	66%	65%

Operating expenses:
Research and development	20,011	18,187	1,824	10
Selling, general and administrative	72,513	59,011	13,502	23
Total operating expenses	92,524	77,198	15,326	20
Loss from operations	(27,376)	(23,192)	4,184	18
Interest expense	(856)	(919)	(63)	(7)
Interest and other income, net	1,658	2,734	(1,076)	(39)
Loss before provision for income taxes	(26,574)	(21,377)	5,197	24
Provision for income taxes	(58)	34	(92)	(271)
Net loss	$(26,516)	$(21,411)	$5,105	24

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Revenue	$275,922	$231,671	$44,251	19%
Cost of sales	94,447	81,758	12,689	16
Gross profit	181,475	149,913	31,562	21
Gross margin	66%	65%

Operating expenses:
Research and development	61,578	52,221	9,357	18
Selling, general and administrative	207,269	170,510	36,759	22
Total operating expenses	268,847	222,731	46,116	21
Loss from operations	(87,372)	(72,818)	14,554	20
Interest expense	(2,516)	(2,692)	(176)	(7)
Interest and other income, net	4,866	9,905	(5,039)	(51)
Loss before provision for income taxes	(85,022)	(65,605)	19,417	30
Provision for income taxes	(7)	122	(129)	(106)
Net loss	$(85,015)	$(65,727)	$19,288	29
Comparison of Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
System sales and leases	$29,192	$28,138	$1,054	4%
Handpieces and other consumables	60,835	49,727	11,108	22
Service	8,264	5,462	2,802	51
Total revenue	$98,291	$83,327	$14,964	18

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
System sales and leases	$88,897	$75,579	$13,318	18%
Handpieces and other consumables	165,422	141,473	23,949	17
Service	21,603	14,619	6,984	48
Total revenue	$275,922	$231,671	$44,251	19
Revenue increased $15.0 million, or 18%, to $98.3 million during the three months ended September 30, 2026, compared to $83.3 million during the three months ended September 30, 2025, and increased $44.3 million or 19% to $275.9 million during the nine months ended September 30, 2026, compared to $231.7 million during the nine months ended September 30, 2025. The growth in revenue was primarily attributable to $85.8 million and $241.3 million in revenue derived from the United States for the three and nine months ended September 30, 2026. The increase was due to higher sales volumes of systems, handpieces, other consumables, and service contracts.
Cost of Sales and Gross Margin
Cost of sales increased $3.8 million, or 13%, to $33.1 million during the three months ended September 30, 2026, compared to $29.3 million during the three months ended September 30, 2025, and increased $12.7 million or 16% to $94.4 million during the nine months ended September 30, 2026, compared to $81.8 million during the nine months ended September 30, 2025. The increase in cost of sales was primarily attributable to the growth in the number of units sold.
Gross margin increased to 66% during the three months ended September 30, 2026, compared to 65% for the three months ended September 30, 2025, and increased to 66% during the nine months ended September 30, 2026, compared to 65% for the nine months ended September 30, 2025. The year over year increase in gross margin was primarily attributable to tariff refunds of $3.2 million.
Research and Development Expenses
R&D expenses increased $1.8 million, or 10%, to $20.0 million during the three months ended September 30, 2026, compared to $18.2 million during the three months ended September 30, 2025 and increased $9.4 million or 18% to $61.6 million during the nine months ended September 30, 2026, compared to $52.2 million during the nine months ended September 30, 2025. The increase in R&D expenses was primarily due to employee-related expenses of our R&D organization such as salaries and wages, stock-based compensation, product development and clinical studies. These expenses support ongoing product improvements and the development of additional and next generation technologies.
Selling, General and Administrative Expenses
SG&A expenses increased $13.5 million, or 23%, to $72.5 million during the three months ended September 30, 2026, compared to $59.0 million during the three months ended September 30, 2025, and increased $36.8 million or 22% to $207.3 million during the nine months ended September 30, 2026, compared to $170.5 million during the nine months ended September 30, 2025. The increase in SG&A expenses was primarily due to employee-related expenses of our sales and marketing organization such as salaries and wages, stock-based compensation expense and consulting primarily to expand the commercial organization, and employee-related expenses of our administrative organization such as salaries and wages and stock-based compensation expense, to drive and support our growth in revenue.
Interest Expense
Interest expense remained flat at $0.9 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, and decreased $0.2 million or 7% to $2.5 million during the nine months ended September 30, 2026, compared to $2.7 million during the nine months ended September 30, 2025. The decrease in interest expense was primarily due to a decrease in the interest rate as compared to the prior period.
Interest and Other Income, Net
Interest and other income, net, decreased $1.1 million for the three months ended September 30, 2026 and decreased $5.0 million during the nine months ended September 30, 2026. The decreases were primarily due to a decrease in interest income, which was primarily due to our decreased cash balances.
Provision for Income Taxes
Provision for income taxes was immaterial for all periods presented.

Liquidity and Capital Resources
Overview
As of September 30, 2026, we had cash and cash equivalents of $218.4 million, an accumulated deficit of $726.6 million, and $52.0 million outstanding on our loan facility. We expect our expenses will increase for the foreseeable future, as we continue to make investments in sales and marketing, operations and research and development. Our future funding requirements will depend on many factors, including:
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
Based on our operating plan, we currently believe that our existing cash and cash equivalents and anticipated revenue will be sufficient to meet our capital requirements and fund our operations through at least the next twelve months from the issuance date of the financial statements. We have based this estimate on assumptions that may prove to be wrong, and we may need to utilize additional available capital resources. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional public equity or debt securities or obtain an additional credit facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or may be in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.
Indebtedness
In October 2022, we entered into a loan and security agreement with Canadian Imperial Bank of Commerce. The agreement provides for a senior secured term loan facility in the aggregate principal amount of $52.0 million (the “Term Loan Facility”), which was borrowed in full.
The Term Loan Facility is scheduled to mature on October 1, 2028 (the “Maturity Date”). We have the option to prepay the Term Loan Facility without any prepayment charge or fee.
The loan borrowed under the Term Loan Facility bears interest at an annual rate equal to the secured overnight financing rate ("SOFR") (calculated based on an adjustment of .10%, .15% and .25%, respectively, for one-month, three-month or six-month term SOFR as of a specified date, subject to a floor of 1.5%) plus an applicable margin of 2.25%.
The obligations under the loan and security agreement are secured by substantially all of our assets, including our intellectual property and by a pledge of all of our equity interests in our U.S. subsidiaries and 65% of our equity interests in our non-U.S. subsidiaries that are directly owned by us.
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
In September 2026, we entered into a third amendment to the loan and security agreement, which extended the maturity date of Term Loan Facility by 12 months, from October 1, 2027 to October 1, 2028.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(66,363)	$(38,658)
Investing activities	(6,534)	(7,506)
Financing activities	4,817	6,753
Effect of exchange rates on cash, cash equivalents and restricted cash	(54)	(33)
Net decrease in cash, cash equivalents and restricted cash	$(68,134)	$(39,444)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2026, net cash used in operating activities was $66.4 million, consisting primarily of a net loss of $85.0 million and an increase in net operating assets of $31.4 million, partially offset by non-cash charges of $50.1 million. The cash used in operations was primarily due to our net loss due to the increase in operating expenses to support our commercialization and development activities. The expansion of our commercialization activities resulted in an increase in accounts receivable and inventory. Non-cash charges consisted primarily of stock-based compensation, depreciation and provision for credit losses.
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
Net Cash Used in Investing Activities
During the nine months ended September 30, 2026, net cash used in investing activities was $6.5 million, consisting of purchases of property and equipment. During the nine months ended September 30, 2025, net cash used in investing activities was $7.5 million, consisting of purchases of property and equipment.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2026, net cash provided by financing activities was $4.8 million, consisting of proceeds from exercises of stock options and proceeds from the issuance of common stock under the ESPP. During the nine months ended September 30, 2025, net cash provided by financing activities was $6.8 million, consisting of proceeds from exercises of stock options and proceeds from the issuance of common stock under the ESPP.
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
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in our Annual Report on Form 10-K dated February 26, 2026, or Annual Report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2026.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The information included under “Legal Contingencies” in Note 11 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

Item 1A. Risk Factors
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026. The risks and uncertainties disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the nine months ended September 30, 2026, there were no material changes to our previously disclosed risk factors. Besides risk factors disclosed in the Annual Report and this Quarterly Report, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
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

10.1
Third Amendment to Loan and Security Agreement, by and between Canadian Imperial Bank of Commerce and the Registrant, dated as of September 23, 2026 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 24, 2026)

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
Dated: November 4, 2026

PROCEPT BIOROBOTICS CORPORATION
(Registrant)

/s/ Larry Wood
Larry Wood
President and Chief Executive Officer
(principal executive officer)

/s/ Kevin Waters
Kevin Waters
EVP, Chief Financial Officer
(principal financial and accounting officer)